Form 10QSB
period 1999-08-31
REPLACEMENT FINANCIAL INC
filed 1999-10-15
CIK 1090099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 1999.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____ to ______.

Commission file number: 000026965

                          Replacement Financial, Inc.
                         -----------------------------
               (Name of Small Business Issuer in Its Charter)


                 Nevada                            84-1402775
                --------                          ------------
       (State or Other Jurisdiction of          (I.R.S. Employer
       Incorporation or Organization)          Identification No.)

            2432 South Carling Circle, Salt Lake City, Utah 84121
        -------------------------------------------------------------
             (Address of Principal Executive Offices)(Zip Code)

                                 801-944-0701
                                --------------
               (Issuer's Telephone Number, Including Area Code)

Securities to be registered under Section 12(b) of the Exchange Act:

Title of Each Class:  None
                     ------
Name of each exchange on which registered:  N/A
                                           -----
Securities to be registered under Section 12(g) of the Exchange Act:

                        Common Stock, $0.001 par value
                       --------------------------------
                               (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   [X] Yes     [ ] No

     The number of shares outstanding of the Company's common stock ($0.001 par value), as of October 13, 1999, was 2,200,000 shares.


                                 Total of Sequentially Numbered Pages:    10

                              TABLE OF CONTENTS


                                   PART I

ITEM 1.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . 3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION. . . . . . . . . . . . . . . . . . . . . . . . 3



                                  PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . 4

     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

                                    PART I

------------------------------------------------------------------------------
ITEM 1.   FINANCIAL STATEMENTS
------------------------------------------------------------------------------

     The Company's unaudited financial statements which are attached hereto as pages F-1 through F-6 include: a) Balance Sheet - August 31, 1999; b) Statements of Operations - Three Months Ended August 31, 1999 and 1998, and Inception to August 31, 1999; c) Statements of Stockholders' Equity Inception to August 31, 1999; d) Statements of Cash Flows - Three Months Ended August 31, 1999 and 1998, and Inception to August 31, 1999; e) Notes to Consolidated Financial Statements.

     In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

------------------------------------------------------------------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------------------

Results of Operations

Three Month periods Ended August 31, 1999 and 1998

     The Company had no revenue from continuing operations for the three-month periods ended August 31, 1999 and 1998.

     General and administrative expenses for the three month periods ended August 31, 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $2,950 for the three-month period ended August 31, 1999. There were no such costs for the comparable period in 1998.

     Interest expense in the three-month period ended August 31, 1999, was $208 on a note payable to a third party in the principal amount of $5,000 due March 31, 2000. There was no interest expense during the comparable period in 1998.

     As a result of the foregoing factors, the Company realized a net loss of $3,158 for the three months ended August 31, 1999, as compared to no gain or loss for the same period in 1998.

Liquidity and Capital Resources

     At August 31, 1999, the Company had a working capital deficit of $3,413. The Company's cash in the amount of $1,795 resulted from a loan from a third party, which bears interest at the rate of 10% per annum and is due March 31, 2000. The funds were loaned to the Company to fund its revival and finance its becoming a reporting company under the Securities Exchange Act of 1934. Management believes that the Company has sufficient cash to meet its anticipated needs through at least the first calendar quarter of 2000. However, there can be no assurances to that effect, as the Company has no revenues and its need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company; and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires. If the Company is unable to participate in a business venture, it may require additional capital to continue its search for a business venture and avoid dissolution. In this event, it is anticipated that the Company will seek extension of its note payable, as well as additional debt financing. The holder of the note payable has verbally committed to provide these considerations for a term of at least twenty-four (24) months from May 31, 1999, or until the Company acquires or establishes active business operations.


                               PART II

------------------------------------------------------------------------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------------------------------------------

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits of this Form 10-QSB, which is incorporated herein by reference. Included only with the electronic filing of this report is the Financial Data Schedule for the three-month period ended August 31, 1999 (Exhibit Ref. No. 27).

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.


SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized, this 14th day of October, 1999.

                                 Replacement Financial, Inc.

                                  /s/    Kari Cunningham
                                 -------------------------------------
                                 Kari Cunningham, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


    /s/    Kari Cunningham                     Date: October 14, 1999
-------------------------------------
Kari Cunningham, President, Secretary, Treasurer and Director

   /s/    Brian Ortega                         Date: October 14, 1999
-------------------------------------
Brian Ortega, Director

                          REPLACEMENT FINANCIAL, INC.
                         (A Development Stage Company)
                            Unaudited Balance Sheet


                                    ASSETS
                                   --------
                                                       August 31,
                                                         1999
                                                      -----------

CURRENT ASSETS

  Cash                                              $     1,795
                                                      -----------
  Total Current Assets                                    1,795
                                                      -----------
TOTAL ASSETS                                        $     7,795
                                                      ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                    --------------------------------------
CURRENT LIABILITIES

  Note payable - (Note 5)                           $     5,000
  Accrued interest - (Note 5)                       $       280
                                                      -----------
  Total Current Liabilities                               5,208
                                                      -----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.001 par value,
  5,000,000 shares authorized, -0- shares
  issued and outstanding                                   --

  Common stock, $0.001 par value,
  25,000,000 shares authorized, 2,200,000
  issued and outstanding                                  2,200

  Deficit accumulated during the development stage       (5,613)
                                                      -----------
  Total Stockholders' equity (Deficit)                   (3,413)
                                                      -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                $     1,795
                                                      ===========





  The accompanying notes are an integral part of these financial statements

                          REPLACEMENT FINANCIAL, INC.
                         (A Development Stage Company)
                     Unaudited Statements of Operations

                                                                   From
                                                                inception on
                                              For the            June 25,
                                          Three Month Ended     1996 Through
                                              August 31,         August 31,
                                           1999        1998        1999
                                        ----------  ----------  ----------

NET SALES                               $   --      $   --      $   --
                                        ----------  ----------  ----------
COST OF SALES                               --          --          --
                                        ----------  ----------  ----------
GROSS MARGIN                                --          --          --
                                        ----------  ----------  ----------
EXPENSES

  General and administrative               2,950        --         5,405
                                        ----------  ----------  ----------
  Interest expense                           208        --           208
                                        ----------  ----------  ----------
  Total Expenses                           3,158        --         5,613
                                        ----------  ----------  ----------
LOSS FROM OPERATIONS                    $ (3,158)   $   --      $ (5,613)
                                        ----------  ----------  ----------

NET LOSS                                $ (3,158)   $   --      $ (5,613)
                                        ==========  ==========  ==========
BASIC LOSS PER SHARE                       (0.00)      (0.00)
                                        ==========  ==========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                   2,200,000   2,200,000
                                        ==========  ==========

  The accompanying notes are an integral part of these financial statements

                          REPLACEMENT FINANCIAL, INC.
                         (A Development Stage Company)
            Unaudited Statements of Stockholders' Equity (Deficit)
           From Inception on June 25, 1996 through August 31, 1999


                                                                     Deficit
                                                                   Accumulated
                    Preferred Stock          Common Stock           During the
                   -----------------      -----------------        Development
                     Shares    Amount     Shares      Amount          Stage
                   ----------  ------  -----------  -------------  -----------
Balance, at inception
on June 25, 1996        --       --           --            --          --

Issuance of common
stock for services at
$0.001 per share        --       --     2,200,000         2,200         --

Net loss from
Inception on June 25,
1996 through May 31,
1997                    --       --           --            --        (2,200)
                   ----------  ------  -----------  -------------  -----------
Balance, May 31,
1997                    --       --     2,200,000         2,200       (2,200)

Net loss for the year
ended May 31, 1998      --       --           --            --        (2,200)
                   ----------  ------  -----------  -------------  -----------
Balance, May 31,
1998                    --       --     2,200,000         2,200       (2,200)

Net loss for the year
ended May 31, 1999      --       --           --            --          (255)
                   ----------  ------  -----------  -------------  -----------
Balance, May 31,
1999                    --       --     2,200,000         2,200       (2,455)

Net loss for the
quarter ended August
31, 1999                --       --           --            --        (3,158)
                   ----------  ------  -----------  -------------  -----------
Balance, August 31,
1999                    --       --     2,200,000         2,200       (5,613)
                   ==========  ======  ===========  =============  ===========


  The accompanying notes are an integral part of these financial statements

                          REPLACEMENT FINANCIAL, INC.
                         (A Development Stage Company)
                      Unaudited Statements of Cash Flows


                                                                   From
                                                                inception on
                                              For the            June 25,
                                          Three Month Ended     1996 Through
                                              August 31,         August 31,
                                           1999        1998        1999
                                        ----------  ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                             $  (3,158)  $   --      $  (5,613)
  Adjustments to reconcile net loss
  to net cash used by operating
  activities:
  Common stock issued for services          --          --          2,200
  Accrued Interest                            208                     208
                                        ----------  ----------  ----------
  Net Cash Used by Operating
  Activities                               (2,950)                 (3,205)
                                        ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES        --          --          --
                                        ----------  ----------  ----------
CASH FLOWS FORM FINANCING ACTIVITIES

  Proceeds from note payable                --          --          5,000
                                        ----------  ----------  ----------
  Net Cash Provided by Financing
  Activities                                --          --          5,000
                                        ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH            (2,950)      --          1,795

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                       4,745       --          --
                                        ----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $   1,795   $   --      $   1,795
                                        ==========  ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid                         $   --      $   --      $   --
  Income taxes paid                     $   --      $   --      $   --

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services      $   --      $   --      $   2,200


  The accompanying notes are an integral part of these financial statements

                          REPLACEMENT FINANCIAL, INC.
                         (A Development Stage Company)
                  Notes to the Unaudited Financial Statements
                               August 31, 1999


NOTE 1 - NATURE OF ORGANIZATION

       The financial statements presented are those of Replacement Financial, Inc. (the Company). The Company was organized under the laws of the State of Nevada on June 25, 1996. The Company was organized for the purpose of seeking potential business ventures.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Accounting Method

       The financial statements are prepared using the accrual method of accounting. The Company has elected a May 31 year end.

       b.  Provision for Taxes

       At August 31, 1999, the Company has net operating loss carry forwards of approximately $5,600 that may be offset against future taxable income through 2015. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

       c.  Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       d.  Cash and Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       e.  Basic Loss Per Share

       The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

                          REPLACEMENT FINANCIAL, INC.
                         (A Development Stage Company)
                  Notes to the Unaudited Financial Statements
                               August 31, 1999


NOTE 3 - GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the event that the Company needs additional cash for operational expenses, the Company will seek an extension of its note payable to a third party. The third party has indicated his willingness to provide these considerations until the Company combines with a viable operating business.

NOTE 4 - FORWARD STOCK SPLIT

       On March 10, 1999, the Company approved a 100-for-1 forward stock split. The forward stock split is reflected on a retroactive basis.


NOTE 5 - NOTE PAYABLE - RELATED PARTY

       On April 1, 1999 the Company executed a promissory note to a third party in consideration of a $5,000 loan. The note is due in full on March 31, 2000 and accrues interest at 10% per annum. As of August 31, 1999, the Company owed principal of $5,000 plus accrued interest of $208.33.