Form 10QSB
period 1999-11-30
REPLACEMENT FINANCIAL INC
filed 2000-01-13
CIK 1090099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 1999.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____ to ______.

Commission file number: 000026965

                          Replacement Financial, Inc.
                         -----------------------------
               (Name of Small Business Issuer in Its Charter)


                 Nevada                            88-0408426
                --------                          ------------
       (State or Other Jurisdiction of          (I.R.S. Employer
       Incorporation or Organization)          Identification No.)

            7432 South Carling Circle, Salt Lake City, Utah 84121
        -------------------------------------------------------------
             (Address of Principal Executive Offices)(Zip Code)

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

     The number of shares outstanding of the Company's common stock ($0.001 par value), as of January 4, 2000 was 22,000,000 shares.


                                   Total of Sequentially Numbered Pages:    16
                                              Index to Exhibits on Page:     6

                              TABLE OF CONTENTS


                                   PART I

ITEM 1.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . 3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION. . . . . . . . . . . . . . . . . . . . . . . . 3



                                  PART II

ITEM 5.   OTHER INFORMATION . . . . . . . .. . . . . . . . . . . . . . . . 4

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . 5

     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

                                    PART I

------------------------------------------------------------------------------
ITEM 1.   FINANCIAL STATEMENTS
------------------------------------------------------------------------------

     The Company's unaudited financial statements, which are attached hereto as pages F-7 through F-12, include: a) Balance Sheet - November 30, 1999; b) Statements of Operations - Six Months Ended November 30, 1999 and 1998, and Inception to November 30, 1999; c) Statements of Stockholders' Equity Inception to November 30, 1999; d) Statements of Cash Flows - Six Months Ended November 30, 1999 and 1998, and Inception to November 30, 1999; e) Notes to Consolidated Financial Statements.

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


------------------------------------------------------------------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------------------

Results of Operations
---------------------

Six Month periods Ended November 30, 1999 and 1998

     The Company had no revenue from continuing operations for the six-month periods ended November 30, 1999 and 1998.

     General and administrative expenses for the six month period ended November 30, 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $7,570 for the six-month period ended November 30, 1999. There were no such costs for the comparable period in 1998.

     Interest expense in the six-month period ended November 30, 1999, was $333 on a note payable to a third party in the principal amount of $5,000 due March 31, 2000. There was no interest expense during the comparable period in 1998.

     As a result of the foregoing factors, the Company realized a net loss of $7,903 for the six months ended November 30, 1999, as compared to no gain or loss for the same period in 1998.

Liquidity and Capital Resources
-------------------------------

     At November 30, 1999, the Company had a working capital deficit of $8,158. The Company's cash in the amount of $7,175 resulted from two loans from a third party, which bear interest at the rate of 10% per annum. The loans in the amount of $5,000 and $10,000 are due March 31, 2000 and January 1, 2001 respectively. The funds were loaned to the Company to fund its revival and finance its becoming a reporting company under the Securities Exchange Act of 1934. Management believes that the Company has sufficient cash to meet its anticipated needs through at least the first calendar quarter of 2000. However, there can be no assurances to that effect, as the Company has no revenues and its need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company; and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires. If the Company is unable to participate in a business venture, it may require additional capital to continue its search for a business venture and avoid dissolution. In this event, it is anticipated that the Company will seek extension of its note payable, as well as additional debt financing. The holder of the note payable has verbally committed to provide these considerations for a term of at least twenty-four (24) months from May 31, 1999, or until the Company acquires or establishes active business operations.


                                    PART II

------------------------------------------------------------------------------
ITEM 5.   OTHER INFORMATION
------------------------------------------------------------------------------

     On November 11, 1999 the Company received a cash infusion of $10,000 from a third party. In connection with this cash infusion, the Company executed a note to the third party in consideration of the $10,000 loan. The note is due in full on January 1, 2001 and accrues interest at 10% per annum. Under the terms of the note, interest does not begin accruing until January 2000.

     On November 15, 1999, the Company's board of directors approved: 1) a 10-for-1 forward stock split on the Company's $0.001 par value authorized common stock; and 2) a 10-for-1 forward stock split on the Company's issued and outstanding common stock, $0.001 par value, with any fractional shares rounded up to the nearest whole number ("forward stock split"). The forward stock split became effective January 10, 2000, the date that the Certificate of Amendment of Articles of Incorporation of the Company was filed with the Secretary of State, State of Nevada. As a result of the forward stock split, instead of the Company having 25,000,000 shares of common stock authorized and 2,200,000 shares of common stock issued and outstanding, it now has 200,000,000 shares of common stock authorized and 22,000,000 shares of common stock issued and outstanding. Each share of common stock held of record as of the Record Date, November 15, 1999, shall automatically be increased to ten shares of the same class. The Board of Directors and officers of the Company are taking all actions necessary to effectuate the 10-for-1 forward stock split, including the issuance of additional stock certificates to all shareholders of record as of the Record Date.

------------------------------------------------------------------------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------------------------------------------

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits of this Form 10-QSB, which is incorporated herein by reference. Included only with the electronic filing of this report is the Financial Data Schedule for the six-month period ended November 30, 1999 (Exhibit Ref. No. 27).

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.


SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized, this 12th day of January, 2000.

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


  /s/    Kari Cunningham                     Date: January 12, 2000
-------------------------------------
Kari Cunningham, President, Secretary, Treasurer and Director

 /s/    Brian Ortega                         Date: January 12, 2000
-------------------------------------
Brian Ortega, Director

                                INDEX TO EXHIBITS



SEC Ref   Page
No.       No.       Description
-------   ----      -----------

3(i)(a)   *         Articles of Incorporation of the Company, filed with
                    the State of Nevada on June 25, 1996.

3(i)(b)   *         Certificate of Amendment of Articles of Incorporation,
                    filed with the State of Nevada on April 26, 1999.

3(i)(c)   *         Certificate of Amendment of Articles of Incorporation,
                    filed with the State of Nevada on August 19, 1999.

3(i)(d)   13        Certificate of Amendment of Articles of Incorporation,
                    filed with the State of Nevada on January 10, 2000.

3(ii)     *         Bylaws of the Company.

10(a)     15        Promissory Note dated April 1, 1999 executed by the
                    Company.

10(b)     16        Promissory Note dated January 1, 2000 executed by the
                    Company.

27        **        Financial Data Schedule for the six-month period ended
                    November 30, 1999.


* The listed exhibits are incorporated herein by this reference to the Registration Statement on Form 10-SB filed by the Company with the Securities and Exchange Commission on August 6, 1999.

** The Financial Data Schedule is presented only in the electronic filing with the Securities and Exchange Commission.

                          REPLACEMENT FINANCIAL, INC.
                         (A Development Stage Company)
                            Unaudited Balance Sheet


                                    ASSETS
                                   --------
                                                       November 30,
                                                         1999
                                                      -----------

CURRENT ASSETS

  Cash                                              $     7,175
                                                      -----------
  Total Current Assets                                    7,175
                                                      -----------
TOTAL ASSETS                                        $     7,175
                                                      ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                    --------------------------------------
CURRENT LIABILITIES

  Note payable - (Note 5)                           $    15,000
  Accrued interest - (Note 5)                       $       333
                                                      -----------
  Total Current Liabilities                              15,333
                                                      -----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.001 par value,
  5,000,000 shares authorized, -0- shares
  issued and outstanding                                   --

  Common stock, $0.001 par value,
  25,000,000 shares authorized, 2,200,000
  issued and outstanding                                  2,200

  Deficit accumulated during the development stage      (10,358)
                                                      -----------
  Total Stockholders' equity (Deficit)                   (8,158)
                                                      -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                $     7,175
                                                      ===========



The accompanying notes are an integral part of these financial statements.

                          REPLACEMENT FINANCIAL, INC.
                         (A Development Stage Company)
                     Unaudited Statements of Operations

                                                                   From
                                                               Inception on
                                               For the           June 25,
                                          Six Months Ended     1996 Through
                                              November 30,       November 30,
                                           1999        1998        1999
                                        ----------  ----------  ----------

NET SALES                               $   --      $   --      $   --
                                        ----------  ----------  ----------
COST OF SALES                               --          --          --
                                        ----------  ----------  ----------
GROSS MARGIN                                --          --          --
                                        ----------  ----------  ----------
EXPENSES

  General and administrative               7,570        --        10,025
                                        ----------  ----------  ----------
  Interest expense                           333        --           333
                                        ----------  ----------  ----------
  Total Expenses                           7,903        --        10,358
                                        ----------  ----------  ----------
LOSS FROM OPERATIONS                    $ (7,903)   $   --      $(10,358)
                                        ----------  ----------  ----------

NET LOSS                                $ (7,903)   $   --      $(10,358)
                                        ==========  ==========  ==========
BASIC LOSS PER SHARE                       (0.00)      (0.00)
                                        ==========  ==========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                   2,200,000   2,200,000
                                        ==========  ==========



The accompanying notes are an integral part of these financial statements.

                          REPLACEMENT FINANCIAL, INC.
                         (A Development Stage Company)
            Unaudited Statements of Stockholders' Equity (Deficit)
           From Inception on June 25, 1996 through November 30, 1999


                                                                     Deficit
                                                                   Accumulated
                    Preferred Stock          Common Stock           During the
                   -----------------      -----------------        Development
                     Shares    Amount     Shares      Amount          Stage
                   ----------  ------  -----------  -------------  -----------
Balance, at inception
on June 25, 1996        --       --           --            --          --

Issuance of common
stock for services at
$0.001 per share        --       --     2,200,000         2,200         --

Net loss from
Inception on June 25,
1996 through May 31,
1997                    --       --           --            --        (2,200)
                   ----------  ------  -----------  -------------  -----------
Balance, May 31,
1997                    --       --     2,200,000         2,200       (2,200)

Net loss for the year
ended May 31, 1998      --       --           --            --        (2,200)
                   ----------  ------  -----------  -------------  -----------
Balance, May 31,
1998                    --       --     2,200,000         2,200       (2,200)

Net loss for the year
ended May 31, 1999      --       --           --            --          (255)
                   ----------  ------  -----------  -------------  -----------
Balance, May 31,
1999                    --       --     2,200,000         2,200       (2,455)

Net loss for the
six months ended
November 30, 1999       --       --           --            --        (7,903)
                   ----------  ------  -----------  -------------  -----------
Balance, November 30,
1999                    --       --     2,200,000         2,200      (10,358)
                   ==========  ======  ===========  =============  ===========




The accompanying notes are an integral part of these financial statements.

                          REPLACEMENT FINANCIAL, INC.
                         (A Development Stage Company)
                      Unaudited Statements of Cash Flows


                                                                   From
                                                               Inception on
                                               For the           June 25,
                                          Six Months Ended     1996 Through
                                              November 30,     November 30,
                                           1999        1998        1999
                                        ----------  ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                             $  (7,903)  $   --      $ (10,358)
  Adjustments to reconcile net loss
  to net cash used by operating
  activities:
  Common stock issued for services          --          --          2,200
  Accrued Interest                            333                     333
                                        ----------  ----------  ----------
  Net Cash Used by Operating
  Activities                               (7,570)                 (7,825)
                                        ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES        --          --          --
                                        ----------  ----------  ----------
CASH FLOWS FORM FINANCING ACTIVITIES

  Proceeds from note payable               10,000       --         15,000
                                        ----------  ----------  ----------
  Net Cash Provided by Financing
  Activities                               10,000       --         15,000
                                        ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH             2,430       --          7,175

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                       4,745       --          --
                                        ----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $   7,175   $   --      $   7,175
                                        ==========  ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid                         $   --      $   --      $   --
  Income taxes paid                     $   --      $   --      $   --

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services      $   --      $   --      $   2,200




The accompanying notes are an integral part of these financial statements.

                          REPLACEMENT FINANCIAL, INC.
                         (A Development Stage Company)
                  Notes to the Unaudited Financial Statements
                               November 30, 1999


NOTE 1 - NATURE OF ORGANIZATION

       The financial statements presented are those of Replacement Financial, Inc. (the "Company"). The Company was organized under the laws of the State of Nevada on June 25, 1996. The Company was organized for the purpose of seeking potential business ventures.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Accounting Method

       The financial statements are prepared using the accrual method of accounting. The Company has elected a May 31 year end.

       b.  Provision for Taxes

       At November 30, 1999, the Company has net operating loss carry forwards of approximately $10,358 that may be offset against future taxable income through 2015. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

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

                          REPLACEMENT FINANCIAL, INC.
                         (A Development Stage Company)
                  Notes to the Unaudited Financial Statements
                               November 30, 1999


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


NOTE 4 - FORWARD STOCK SPLIT

     On March 10, 1999, the Company approved a 100-for-1 forward stock split on its $.001 par value authorized and outstanding common shares. The forward stock split is reflected on a retroactive basis.

     On November 15, 1999, the Company's board of directors approved a 10-for-1 forward stock split on its $.001 par value authorized and outstanding common shares. The forward stock split became effective January >>, 2000 and resulted that instead of having 2,200,000 shares outstanding, it now has 200,000,000 and 22,000,000 common shares authorized and outstanding respectively. As no fractional shares have been issued, no provision has been made for fractional shares. Each share held of record as of the Record Date, November 15, 1999, shall automatically be increased to ten shares of the same class. The Board has instructed the Company's officers to take all actions necessary to effectuate this ten-for-one forward stock split, including the issuance of additional stock certificates to all shareholders of record as of the Record Date.


NOTE 5 - NOTE PAYABLE - RELATED PARTY

     On April 1, 1999 the Company executed a promissory note to a third party in consideration of a $5,000 loan. The note is due in full on March 31, 2000 and accrues interest at 10% per annum. As of November 30, 1999, the Company owed principal of $5,000 plus accrued interest of $333.33.

     On November 11, 1999 the Company received a cash infusion of $10,000 from the same third party mentioned above. In connection with this cash infusion, the Company executed a promissory note to the third party in consideration of the $10,000 loan. The note is due in full on January 1, 2001 and accrues interest at 10% per annum. Under terms of the note, interest does not begin accruing until January 2000.