Form 10QSB
period 2000-02-29
REPLACEMENT FINANCIAL INC
filed 2000-04-11
CIK 1090099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 29, 2000.

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

                                 801-274-6415
                                --------------
               (Issuer's Telephone Number, Including Area Code)

                                Not Applicable
                               ----------------
    (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [   ]

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.
Yes  [   ]   No [   ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the Company's common stock ($0.001 par value), as of April 7, 2000 was 22,000,000 shares.

                                   Total of Sequentially Numbered Pages:   13
                                              Index to Exhibits on Page:    6

                             TABLE OF CONTENTS
                             -------------------


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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION. . . . . . . . . . . . . . .. . . . . . . . . 3



                                  PART II


ITEM 5.   OTHER INFORMATION . . . . . . . .. . . . . . .. . . . . . . . . 4


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . .. . . . . . . . . 5


     SIGNATURES. . . . . . . . . . . . . . . . . . . . .. . . . . . . . . 5

                                     PART I

---------------------------------------------------------------------------
ITEM 1.   FINANCIAL STATEMENTS
---------------------------------------------------------------------------

     The Company's unaudited financial statements, which are attached hereto as pages F-7 through F-13, include: a) Balance Sheet - February 29, 2000 and May 31, 1999; b) Statements of Operations - Three Months Ended February 29, 2000 and 1999; c) Statements of Operations - Nine Months Ended February 29, 2000 and 1999 and from Inception on June 25, 1996 through February 29, 2000;
c) Statements of Stockholders' Equity from Inception on June 25, 1996 through February 29, 2000; d) Statements of Cash Flows - Nine Months Ended February 29, 2000 and 1999, and from Inception on June 25, 1996 through February 29, 2000; e) Notes to UnauditedFinancial Statements.

     In the opinion of management, the accompanying unaudited financial statements included in this quarterly report filed on Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.


---------------------------------------------------------------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------------------

Results of Operations
----------------------

             Three Month Periods Ended February 29, 2000 and 1999

     The Company had no revenue from continuing operations for the three month periods ended February 29, 2000 and 1999.

     General and administrative expenses for the three month period ended February 29, 2000 consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $3,326 for the three month period ended February 29, 2000. There were no such costs for the comparable period in 1999.

     Interest expense in the three month period ended February 29, 2000, was $292 on two notes payable to a third party in the principal amounts of $5,000 and $10,000 due March 31, 2000 and January 1, 2001 respectively. There was no interest expense during the comparable period in 1998.

     As a result of the foregoing factors, the Company realized a net loss of $3,618 for the three months ended February 29, 2000 as compared to no gain or loss for the same period in 1999.

             Nine Month Periods Ended February 29, 2000 and 1999

     The Company had no revenue from continuing operations for the nine month periods ended February 29, 2000 and 1999 or from Inception on June 25, 1996 to February 29, 2000.

     General and administrative expenses for the nine month period ended February 29, 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $10,896 for the nine month period ended February 29, 2000 and $13,351 from Inception on June 25, 1996 to February 29, 2000. There were no such costs for the comparable period in 1999.

     Interest expense in the nine month period ended February 29, 2000, was $625 and from Inception on June 25, 1996 to February 29, 2000 was $625. Interest was accrued on a two notes payable to a third party in the principal amounts of $5,000 and $10,000 respectively: $5,000 is due March 31, 2000 and $10,000 is due January 1, 2001. There was no interest expense during the comparable period in 1999.

     As a result of the foregoing factors, the Company realized a net loss of $11,521 for the nine months ended February 29, 2000 as compared to no gain or loss for the same period in 1999 and a net loss of $13,976 from Inception on June 25, 1996 to February 29, 2000.

Liquidity and Capital Resources
-------------------------------

     At February 29, 2000, the Company had a working capital deficit of $11,776. The Company's cash in the amount of $3,849 resulted from two loans from a third party, which bear interest at the rate of 10% per annum. The loans in the amounts of $5,000 and $10,000 are due March 31, 2000 and January 1, 2001 respectively. The funds were loaned to the Company to fund its revival and finance its becoming a reporting company under the Securities Exchange Act of 1934. Management believes that the Company has sufficient cash to meet its anticipated needs through at least the first calendar quarter of 2001. However, there can be no assurances to that effect, as the Company has no revenues and its need for capital may change dramatically if it acquires an interest in a business opportunity during that period.

     The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company; and (ii) search for potential businesses, products, technologies and companies for an acquisition or reorganization. At present, the Company has no understandings, commitments or agreements with respect to the acquisition or reorganization of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for an acquisition or a reorganization in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition or reorganization on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires. If the Company is unable to participate in a business venture, it may require additional capital to continue its search for a business venture and avoid dissolution. In this event, it is anticipated that the Company will seek extension of its notes payable, as well as additional debt financing. The holder of the notes payable has verbally committed to provide these considerations for a term of at least twenty-four (24) months from May 31, 1999, or until the Company acquires or establishes active business operations.


                                     PART II

---------------------------------------------------------------------------
ITEM 5.   OTHER INFORMATION
---------------------------------------------------------------------------

     On November 11, 1999, the Company received a cash infusion of $10,000 from a third party. In connection with this cash infusion, the Company executed a note to the third party in consideration of the $10,000 loan. The note is due in full on January 1, 2001 and accrues interest at 10% per annum. Under the terms of the note, interest does not begin accruing until January 1, 2000.

     On November 15, 1999, the Company's board of directors approved: 1) a 10-for-one forward stock split on the Company's authorized common stock, $0.001 par value; and 2) a 10-for-one forward stock split on the Company's issued and outstanding common stock, $0.001 par value, with any fractional shares rounded up to the nearest whole number ("forward stock split"). The forward stock split became effective January 10, 2000, the date that the Certificate of Amendment of Articles of Incorporation of the Company was filed with the Secretary of State, State of Nevada. As a result of the forward stock split, instead of the Company having 25,000,000 shares of common stock authorized and 2,200,000 shares of common stock issued and outstanding, it now has 250,000,000 shares of common stock authorized and 22,000,000 shares of common stock issued and outstanding. Each share of common stock held of record as of the Record Date, November 15, 1999, shall be increased to ten shares of the same class.


---------------------------------------------------------------------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits of this Form 10-QSB, which is incorporated herein by reference. Included only with the electronic filing of this report is the Financial Data Schedule for the nine month period ended February 29, 2000 (Exhibit Ref. No. 27).

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.


---------------------------------------------------------------------------
SIGNATURES
---------------------------------------------------------------------------


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized, this ?th day of April, 2000.

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


  /s/    Kari Cunningham                     Date: April ?, 2000
-------------------------------------
Kari Cunningham, President, Secretary, Treasurer and Director


 /s/    Brian Ortega                         Date: April ?, 2000
-------------------------------------
Brian Ortega, Director

                                INDEX TO EXHIBITS
                              ---------------------



SEC Ref   Page
No.       No.       Description
-------   ----      -----------

3(i)(a)   *         Articles of Incorporation of the Company, filed with
                    the State of Nevada on June 25, 1996.

3(i)(b)   *         Certificate of Amendment of Articles of Incorporation,
                    filed with the State of Nevada on April 26, 1999.

3(i)(c)   *         Certificate of Amendment of Articles of Incorporation,
                    filed with the State of Nevada on August 19, 1999.

3(i)(d)   **        Certificate of Amendment of Articles of Incorporation,
                    filed with the State of Nevada on January 10, 2000.

3(ii)     *         Bylaws of the Company.

10(a)     **        Promissory Note dated April 1, 1999 executed by the
                    Company.

10(b)     **        Promissory Note dated January 1, 2000 executed by the
                    Company.

27        ***       Financial Data Schedule for the nine month period ended
                    February 29, 2000.


* The listed exhibits are incorporated herein by this reference to the Registration Statement on Form 10-SB, filed by the Company with the Securities and Exchange Commission on August 6, 1999.

** The listed exhibits are incorporated herein by this reference to the Quarterly Report on Form 10-QSB for the quarter ended November 30, 1999, filed by the Company with the Securities and Exchange Commission on January 13, 2000.

*** The Financial Data Schedule is presented only in the electronic filing with the Securities and Exchange Commission.

                          REPLACEMENT FINANCIAL, INC.
                         (A Development Stage Company)
                                 Balance Sheet


                                    ASSETS
                                   --------

                                            February 29,      May 31,
                                               2000            1999
                                            (Unaudited)     (Audited)
                                            -----------    -----------

CURRENT ASSETS

  Cash                                      $     3,849    $     4,745
                                            -----------    -----------
  Total Current Assets                            3,849          4,745
                                            -----------    -----------
TOTAL ASSETS                                $     3,849    $     4,745
                                            ===========    ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                    --------------------------------------
CURRENT LIABILITIES

  Note payable - (Note 5)                   $    15,000    $     5,000
  Accrued interest - (Note 5)                       625            --
                                            -----------    -----------
  Total Current Liabilities                 $    15,625    $     5,000
                                            -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.001 par value,
  5,000,000 shares authorized, -0- shares
  issued and outstanding                            --             --

  Common stock, $0.001 par value,
  25,000,000 and 250,000,000 shares
  authorized May 31, 1999 and
  February 29, 2000 respectively and
  2,200,000 and 22,000,000 shares issued
  and outstanding May 31, 1999 and
  February 29, 2000 respectively                 22,000          2,200

  Additional paid-In capital                    (19,800)           --

  Deficit accumulated during the
  development stage                             (13,976)        (2,455)
                                            -----------    -----------
  Total Stockholders' equity (Deficit)      $   (11,776)   $      (255)
                                            -----------    -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        $     3,849    $     4,745
                                            ===========    ===========



The accompanying notes are an integral part of these financial statements.

                          REPLACEMENT FINANCIAL, INC.
                         (A Development Stage Company)
                      Unaudited Statements of Operations






                                                For the
                                          Three Months Ended
                                              February 29,
                                           2000        1999
                                        ----------  ----------

NET SALES                               $   --      $   --
                                        ----------  ----------
COST OF SALES                               --          --
                                        ----------  ----------
GROSS MARGIN                                --          --
                                        ----------  ----------
EXPENSES

  General and administrative                 3,326      --
                                        ----------  ----------
  Interest expense                             292      --
                                        ----------  ----------
  Total Expenses                             3,618      --
                                        ----------  ----------
LOSS FROM OPERATIONS                    $   (3,618) $   --
                                        ----------  ----------

NET LOSS                                $   (3,618) $   --
                                        ==========  ==========
BASIC LOSS PER SHARE                    $    (0.00) $    (0.00)
                                        ==========  ==========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                   22,000,000   2,200,000
                                        ==========  ==========



The accompanying notes are an integral part of these financial statements.

                          REPLACEMENT FINANCIAL, INC.
                         (A Development Stage Company)
                     Unaudited Statements of Operations


                                                                  From
                                                               Inception on
                                               For the           June 25,
                                          Nine Months Ended    1996 Through
                                            February 29,       February 29,
                                           2000        1999        2000
                                        ----------  ----------  ----------

NET SALES                               $   --      $   --      $   --
                                        ----------  ----------  ----------
COST OF SALES                               --          --          --
                                        ----------  ----------  ----------
GROSS MARGIN                                --          --          --
                                        ----------  ----------  ----------
EXPENSES

  General and administrative                10,896      --          13,351
                                        ----------  ----------  ----------
  Interest expense                             625      --             625
                                        ----------  ----------  ----------
  Total Expenses                            11,521      --          13,976
                                        ----------  ----------  ----------
LOSS FROM OPERATIONS                    $  (11,521) $   --      $  (13,976)
                                        ----------  ----------  ----------

NET LOSS                                $  (11,521) $   --      $  (13,976)
                                        ==========  ==========  ==========
BASIC LOSS PER SHARE                    $    (0.00) $    (0.00)
                                        ==========  ==========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                   22,000,000   2,200,000
                                        ==========  ==========



The accompanying notes are an integral part of these financial statements.

                          REPLACEMENT FINANCIAL, INC.
                         (A Development Stage Company)
            Unaudited Statements of Stockholders' Equity (Deficit)
           From Inception on June 25, 1996 through February 29, 2000


                                                                              Deficit
                                                                            Accumulated
                          Preferred Stock              Common Stock          During the
                         -----------------           -----------------      Development
                        Shares        Amount        Shares        Amount        Stage
                     ------------  ------------  ------------  ------------ ------------

Balance, at Inception
on June 25, 1996          --            --            --            --            --

Issuance of common
stock for services at
$0.001 per share          --            --          2,200,000         2,200       --

Net loss from
Inception on June 25,
1996 through May 31,
1997                      --            --            --            --            (2,200)
                     ------------  ------------  ------------  ------------ ------------
Balance, May 31, 1997     --            --          2,200,000         2,200       (2,200)

Net loss for the year
ended May 31, 1998        --            --            --            --            (2,200)
                     ------------  ------------  ------------  ------------ ------------
Balance, May 31, 1998     --            --          2,200,000         2,200       (2,200)

Net loss for the year
ended May 31, 1999        --            --            --            --              (255)
                     ------------  ------------  ------------  ------------ ------------
Balance, May 31, 1999     --            --         2,200,000          2,200       (2,455)

10-for-one forward
stock split
January 10, 2000          --            --         19,800,000        19,800        --

Net loss for the
nine months ended
February 29, 2000         --            --            --            --           (11,521)
                     ------------  ------------  ------------  ------------ ------------
Balance, February 29,
2000                      --            --         22,000,000        22,000      (13,976)
                     ============  ============  ============  ============ ============




The accompanying notes are an integral part of these financial statements.

                          REPLACEMENT FINANCIAL, INC.
                         (A Development Stage Company)
                      Unaudited Statements of Cash Flows



                                                                   From
                                                               Inception on
                                               For the           June 25,
                                           Nine Months Ended   1996 Through
                                              February 29,     February 29,
                                           2000        1999        2000
                                        ----------  ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                             $  (11,521)  $   --     $  (13,976)

  Adjustments to reconcile net loss
  to net cash used by operating
  activities:
  Common stock issued for services          --          --           2,200
  Accrued Interest                             625                     625
                                        ----------  ----------  ----------
  Net Cash Used by Operating
  Activities                               (10,896)                (11,151)
                                        ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES        --          --          --
                                        ----------  ----------  ----------
CASH FLOWS FORM FINANCING ACTIVITIES

  Proceeds from note payable                10,000      --          15,000
                                        ----------  ----------  ----------
  Net Cash Provided by Financing
  Activities                                10,000      --          15,000
                                        ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH               (896)     --           3,849

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                        4,745      --          --
                                        ----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $    3,849  $   --      $    3,849
                                        ==========  ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid                         $   --      $   --      $   --
  Income taxes paid                     $   --      $   --      $   --

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services      $   --      $   --      $   2,200



The accompanying notes are an integral part of these financial statements.

                          REPLACEMENT FINANCIAL, INC.
                         (A Development Stage Company)
                  Notes to the Unaudited Financial Statements
                              February 29, 2000


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

b.  Provision for Taxes

At February 29, 2000, the Company has net operating loss carry forwards of approximately $14,000 that may be offset against future taxable income through 2015. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

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

                          REPLACEMENT FINANCIAL, INC.
                         (A Development Stage Company)
                  Notes to the Unaudited Financial Statements
                               February 29, 2000


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

On November 15, 1999, the Company's board of directors approved a 10-for-1 forward stock split on its $.001 par value authorized and outstanding common shares. The forward stock split became effective January 10, 2000 and resulted that instead of having 2,200,000 shares outstanding, it now has 250,000,000 and 22,000,000 common shares authorized and outstanding respectively. As no fractional shares have been issued, no provision has been made for fractional shares. As a result of the forward split, the Company credited $19,800 to Common Stock and charged $19,800 against Addition Paid-In Capital.


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

As of February 29, 2000, the Company owed principal of $15,000 plus accrued interest of $625.00 on these two notes.