Form 10KSB
period 2000-05-31
REPLACEMENT FINANCIAL INC
filed 2000-08-28
CIK 1090099

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                Form 10-KSB
(Mark One)
     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Calender year ended May 31, 2000.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File Number: 0000-26965

                          Replacement Financial, Inc.
              -------------------------------------------------
               (Name of Small Business Issuer in Its Charter)

              Nevada                                  88-0408426
             --------                                ------------
  (State or Other Jurisdiction of                  (I.R.S. Employer
   Incorporation or Organization)                 Identification No.)

              6314 King Valley Drive, West Valley City, Utah 84128
           ---------------------------------------------------------
             (Address of Principal Executive Offices and Zip Code)

                  Issuer's telephone number: (801) 964-4810
                                             ----------------

             7432 South Carling Circle, Salt Lake City, Utah 84121
           ---------------------------------------------------------
         (Address of Previous Principal Executive Offices and Zip Code)

Securities to be registered under Section 12(b) of the Act:

Title of each class to be so registered: Not Applicable

Name of each exchange on which each class is to be registered: Not Applicable

Securities to be registered under Section 12(g) of the Act:

                      Common Stock, Par Value $0.001
                             (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   [X] Yes    [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's total revenues for the year ended May 31, 2000 were $0.00.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of August 14, 2000, was $0.00.

     The number of shares outstanding of the Company's common stock ($0.001 par value), as of August 14, 2000, was 23,000,000 shares.

                                                  Total Number of Pages: 32
                                   Index to Exhibits is Located on Page: 26

                                TABLE OF CONTENTS


                                      PART I

Item Number and Caption                                                  Page

Item 1.  Description of Business. . . . . . . . . . . . . . . . . . . . .  3

Item 2.  Description of Property. . . . . . . . . . . . . . . . . . . . .  8

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  9

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . .  9


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters . . . .  9

Item 6.  Management's Discussion and Analysis or Plan of Operations . . .  9

Item 7.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . 11

Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure . . . . . . . . . . . . . . . . . . . . 21


                                     PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act. . . . . . . . 21

Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . 22

Item 11.  Security Ownership of Certain Beneficial Owners and Management. 23

Item 12.  Certain Relationships and Related Transactions. . . . . . . . . 24

Item 13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 24


         SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . 25

         Index to Exhibits. .  . . . . . . . . . . . . . . . . . . . . . 26

                                      PART I

-----------------------------------------------------------------------------
Item 1.   Description of Business.
-----------------------------------------------------------------------------

     Various forward-looking statements have been made in this Form 10-KSB. Forward-looking statements may also be in the Company's other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the Company, through its management, may make oral forward-looking statements.

     Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. Certain statements in this Form 10-KSB, including those relating to the Company's expected results, the accuracy of data relating to, and anticipated levels of, its future inventory and gross margins, its anticipated cash requirements and sources, are forward-looking statements. Such statements involve risks and uncertainties, which may cause results to differ materially from those set forth in these statements. Factors which may cause actual results in future periods to differ from its current expectations include, among other things, the continued availability of sufficient working capital, the availability of adequate sources of capital, the successful integration of new employees into existing operations, the continued desirability and customer acceptance of existing and future product lines, possible cancellations of wholesale orders, the success of competitive products, the success of the Company's programs to strengthen its inventory cost accounting controls and procedures. In addition to these factors, the economic and other factors identified in this Form 10-KSB, including but not limited to the risk factors discussed herein and in the Company's previously filed public documents could affect the forward-looking statements contained in herein and therein.

     Forward-looking statements generally refer to future plans and performance, and are identified by the words "believe," "expect," "anticipate," "optimistic," "intend," "aim," "will" or the negative thereof and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements.

Background

     TK Originals, Inc. ("TKO" or the "Company") is a designer, manufacturer, and retailer of specialty children's clothing and accessories. Items include both formal and informal shirts, pants, blouses and jackets for infants and children up to approximately size eight. Accessories include, among other things crib sheets, quilts, diapers stacks, bumper pads, bibs and plush toys for infants.

     The Company was originally incorporated under the laws of the State of Nevada on June 25, 1996 as Replacement Financial, Inc. On May 31, 2000, the Company closed an Asset Acquisition Agreement ("Acquisition") with Tracy Hernandez ("Hernandez"), a Utah resident who as a result of the Acquisition is now the Company's president and sole director. In connection with the Acquisition, the Company issued 1,000,000 shares of its $0.001 par value common stock in exchange for all of the assets used by Hernandez in her operations of her sole proprietorship, "TK Originals". As a result of the Acquisition, the Company shifted to its current plan of designing, manufacturing and retailing specialty children's clothing. For more information about the "Acquisition" see below.

General

     To date, TK Originals has sold a nominal quantity of clothing through a local fabric store as display garments modeling the fabric store's material. While the Company seeks to obtain display contracts with other local, regional and national fabric stores, the Company expects to derive a majority of its revenue from product sales to specialty children's clothing stores, nurseries, daycare centers, performance companies and private individuals.

     The Company expects to sell items that are (i) purchased by a potential customer and are to be designed and manufactured by the Company ("custom items"); (ii) purchased by a potential customer who provides the design but are to be manufactured by the Company ("ready-made items"); or (iii) designed and manufactured by the Company and sold on speculation ("branded items"). In the two former methods, the Company may, for instance, be requested to produce a specific costume dress for children performing in a play. In the later method, the Company may design a specialty dress which it will market as a particular product line to potential customers.

     Initially, the Company expects that the majority of sales will be for custom items and ready-made items. As the Company obtains capital to hire additional designers, it may seek to dedicate a larger proportion of its resources to the development of branded items which could ultimately result in greater profit margins.

     The Company seeks to initially market its products on a local basis through word-of-mouth and direct sales. As the Company potentially obtains additional funds through increased revenue, bank financing or through an offering of its securities, it will market its products on a regional and national basis through direct-mail advertising and through an Internet Web site which it expects to have operational within the next six months.

     The Company will compete with thousands of other local, regional and national designers, manufacturers and retailers of children's clothing, most, if not all of whom have substantially greater experience, financial and other resources than the Company. Additionally, the cost of entry into the Company's line of business is minimal. There are no substantial barriers to entry of any kind and there is no assurance that the Company will be able to respond to competitive pressures. Many of the Company's competitors have manufacturing arrangements with manufacturers in foreign countries where labor costs are substantially lower than in the United States thereby making it difficult for the Company to compete on price. Therefore, the Company seeks to compete by designing and manufacturing specialty niche items where competition is limited, by providing superior design talent and by providing exceptional customer service.

     The Company expects some seasonal variations for the sales of its clothing and accessories for children ages five and older. A greater amount of sales for these items are expected during the holiday season (Christmas), towards the end of summer (back-to-school) and the end of spring (summer shopping). Sales of infant clothing and accessories are expected to be less affected by seasonal variations. The Company will also be subject to, to a limited extent, fluctuations in the economy and its effect on consumer spending.

     The Company expects to utilize several methods of pricing for items to be sold. For custom items the Company expects to charge a price based on cost of materials and markup, and a reasonable charge for design and manufacturing time. Prices of most custom items are expected to be negotiated prior to the beginning of the manufacturing process. Payment is expected to initially be in the form of cash, 50% of which shall be paid prior to the beginning of the manufacturing process, and 50% of which shall be paid within 30 days from delivery. The Company anticipates having the ability to offer credit card based transactions within the next six months. For custom items, the Company expects to generally not accept returns, except for defective items for which the Company will either fix the error, reproduce a similar item or refund the customer's money in full.

     For ready-made items to be purchased in larger quantities, the Company initially expects to charge a price at least 10 percent lower than its competitors. The Company believes that it can compete this way during its earlier stages of development because of its low overhead. However, as the Company grows and overhead increases, the Company may have to re-structure its pricing methods for these types of items. Payment for these types of items is also expected to initially be in the form of cash payable within 30 days of delivery. For these items, The Company will accept returns up to 30 days for a full cash refund.

     For branded items, the Company expects to charge a price based on cost of materials and markup, and a reasonable charge for design and manufacturing time plus an additional markup the Company believes will be reasonable given potential supply and demand. Payment for these types of items is also expected to initially be in the form of cash payable within 30 days of delivery. For these items, The Company expects to accept returns up to 30 days for a full cash refund, but may offer more flexible terms to purchasers of larger quantities.

     Because of the Company's limited cash position, it anticipates that the majority of its initial sales will be from custom and ready-made items.

     Initially the Company expects to hand deliver items to local customers and will utilize either UPS or Federal Express for delivery to regional and national customers. Shipments are expected to be insured for the cost of the items and the Company expects to charge a reasonable shipping and handling charge which it expects to be billed to and paid by the customer.

     The materials and supplies currently used by Company and those that are anticipated to be used are generally readily available through numerous local and regional fabric stores. Most material and supplies are expected to be purchased in small quantities on a cash and carry basis until such time as the Company is able to finance orders of larger quantities directly from fabric manufacturers. As such, the Company does not currently have any supplier contracts. Most materials and supplies will either be picked up by employees of the Company from local fabric stores or delivered to the Company by regional or national fabric stores.

     The Company is currently operating at no charge from the home of its newly appointed president and director who is devoting part-time to the operations of the Company's business. This individual is currently the Company's only employee. As a result, the Company is totally dependent upon her skills, talents, and abilities to implement its business plan, and may, from time to time, find that the inability of this person to devote full time and attention to the business of the Company may result in a delay in progress toward implementing its business plan. Moreover, the Company has no "key person" life insurance coverage on the life of its only officer and director, and has no present intention to purchase such coverage, due to its prohibitive cost.

     The Company may attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company. Certain of the officers and directors of the Company may be directors and/or principal shareholders of other companies and, therefore, could face conflicts of interest. In addition, officers and directors of the Company may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business.

     Because the Company is operating with limited capital and resources, its long term success may therefore depend upon its ability to raise additional capital. However, the Company has not investigated the availability, source, or terms for additional capital and will not do so until it determines such a need. Additionally, there is no assurance that funds will be available from any source or, if available, obtainable on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its limited capital.

     Another effect of the Company's limited capital is that its analysis and investigation of potential opportunities will also be limited which could increase the Company's risk. Management decisions will likely be made without detailed feasibility studies, independent analysis and market surveys.

     Currently the Company's inventory and accounting systems are maintained manually by the Company's president. The Company may utilize the services of outside accounting and bookkeeping firms as it grows.

     The Company is also subject to a number of risks which are inherent in development stage companies of its size. Additionally, the Company is also subject to general industry risks. Besides those that have already been discussed herein, the Company is subject to the following risks:

     EARLY DEVELOPMENT STAGE COMPANY; NO EARNINGS HISTORY. The Company just recently changed to its current business on May 31, 2000 and is considered in its promotional and embryonic development stages. The Company has never had revenues and there are no material financial results upon which investors might base an assessment of its potential. As a result of the increase in operating expenses caused by a new business plan, operating results may be adversely affected if sales do not increase sufficiently, whether due to increased competition or otherwise. There can be no assurance that the Company will be able to grow in the future.

     GENERAL RISKS TO WHICH MOST NEW BUSINESSES ARE SUBJECTED. The Company is subject to all of the risks typically associated with start-up companies: lack of capital, lack of name recognition, high startup costs, difficulties in generating clients and establishing revenue streams. Investments in start-up companies are highly speculative with a high probability of failure. In the event the Company fails to achieve its objectives, an investment in the Company's securities could result in a complete loss of investment.

     CONTROL BY INSIDERS / PRINCIPAL SHAREHOLDERS. A single shareholder of the Company beneficially owns a majority of the outstanding shares and will, consequently, be able to elect the Company's Board of Directors, thereby directing its affairs. The holders of a majority of the Company's issued and outstanding shares may, pursuant to Nevada corporate statutes, authorize or take corporate action without the notice, approval, consent or vote of the minority stockholders.

     CHANGING CLOTHING TRENDS. Consumer fashion trends change frequently. As a result, the Company will be forced to continually upgrade its designs and always remain in touch with such fashion trends. This will require the continual allocation of the Company's resources on product research and design. Such allocation in times of slow sales could have material adverse effect on the Company's finances and operations.

     OBSOLESCENT INVENTORY. Another risk associated with changing consumer fashion trends is the potential for the Company to possess inventory that may become outdated. Such a scenario would likely cause the Company to have an inordinate amount of resources tied up in inventory that it is unable to sell or that is slow-moving. As a result, the Company may be forced to sell the inventory at a substantial discount or mark down the value of its inventory and thus increase the risk of financial loss. At May 31, 2000, the Company had no inventory.

     EQUIPMENT FAILURE AND BREAKDOWNS. Because the Company will be initially manufacturing most of its own products, the Company will be relying on the quality and durability of its equipment used in the manufacturing process. Any disruption in the manufacturing process as a result of equipment failure or breakdowns could affect the Company's ability to deliver product in a quality and timely manner. As a result, such equipment failure or breakdown could have a material adverse effect on the Company's financial results and operations.

     LACK OF PUBLIC TRADING MARKET. While the Company anticipates eventually applying for a listing to have its stock trade on the NASD OTC Bulletin Board, there is presently no public trading market for the shares and no assurance can be given that any public and/or active trading market will develop or be sustained in the future. In the event a market does develop, the market price for the Company's stock may be volatile and subject to fluctuations resulting from news announcements concerning the Company, quarterly operating results, analyst recommendations, general securities market conditions, and other factors. The stock market in general, and the market for shares of small capitalization stocks in particular, have experienced significant price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the market price of the Company's Common Stock and may not be indicative of future market prices of the Stock.

     PENNY STOCK REGULATIONS. Investors should note the existence of Rule 15(c)2-6 (the "Rule") promulgated under the Exchange Act, setting forth sales practice requirements for certain securities. The Rule imposes certain additional requirements on sales practices utilized by broker-dealers which may sell the Company's securities to persons other than established customers and "accredited investors." For transactions covered by the Rule, the special "suitability determinations" for the proposed purchaser must be made by the broker, and a written agreement to the transaction must be furnished by the purchaser to the broker prior to the sale. In the event that a trading market should develop for the Company's securities, the Rule may have the effect of hampering the ability of investors to resell their shares in such market. In addition, the Commission has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The 'penny stock rules' require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. The foregoing disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If a trading market should develop in the Company's securities and should the Shares become subject to the penny stock rules, investors in the offering may find it difficult to sell their shares.

Acquisition

     On May 31, 2000, the Company closed an Asset Acquisition Agreement ("Acquisition") with Tracy Hernandez ("Hernandez") issuing 1,000,000 shares of its $0.001 par value common stock in exchange for all of the assets used by Hernandez in her operations of her sole proprietorship, "TK Originals". As a result of the Acquisition, the Company shifted to its current plan of designing, manufacturing and retailing specialty children's clothing.

     In conjunction with the Acquisition, Hernandez also purchased 1,800,000 shares of the Company's common stock from a shareholder of the Company, for $500. Additionally, Hernandez has an option to purchase from Kari Cunningham, the Company's former president, secretary, treasurer, director and majority shareholder, 19,980,000 shares out of 20,000,000 shares of Company's Common Stock owned by Mrs. Cunningham for $10,000 subject to certain conditions including the Company reaching revenues of $100,000.

     On June 10, 2000, by vote without a meeting of majority shareholders of the Company, the Company appointed Tracy Hernandez as a director and chairman of the board and as president, secretary and treasurer of the Company. Immediately after such appointments, Brian Ortega and Kari Cunningham resigned from all of their positions as directors and officers of the Company.

     Also in connection with the transaction, the Company obtained consent from its majority shareholder on June 30, 2000 to change the Company's name to TK Originals, Inc. On July 25, 2000, the Company mailed an Information Statement, filed on Schedule 14C with the Securities and Exchange Commission, to all shareholders of record as of June 30, 2000. The name change was effective August 14, 2000, approximately twenty (20) calendar days after the Information Statement was mailed to its shareholders.


-----------------------------------------------------------------------------
Item 2.   Description of Property.
-----------------------------------------------------------------------------

     The Company has no real estate property. The Company currently maintains operations from the home of its president, Tracy Hernandez, located at 6314 King Valley Drive, West Valley City, Utah 84128 at no charge to the Company. The Company will continue to maintain operations at this location until management believes that the Company's revenues and financial resources justify a move to an alternative location. If such a move is required, the Company believes that there is an inadequate supply of office/warehouse/retail space in Salt Lake County, Utah meeting the Company's anticipated needs for the foreseeable future. Initially, the Company expects that it will lease rather then purchase such property in order to allocate its resources specifically to its operations.

-----------------------------------------------------------------------------
Item 3.   Legal Proceedings.
-----------------------------------------------------------------------------

     The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.


-----------------------------------------------------------------------------
Item 4.   Submission of Matters to Vote of Security Holders.
-----------------------------------------------------------------------------

     No matters were submitted to vote of the Company's security holders during the Company's most recent fiscal year ending May 31, 2000.

     On June 16, 2000, the Company filed information on Form 8-K with the Securities and Exchange Commission ("SEC") in regards to Item 1 - Changes in Control of Registrant and Item 2 - Acquisition or Disposition of Assets. This information and Current Report on Form 8-K is incorporated herein by this reference.

     On July 25, 2000, the Company filed a Definitive Information Statement on Schedule 14C with the SEC with regards to a change of the Company's name and a change of the Company's directors. A Certificate of Amendment of Articles of Incorporation of the Company was filed with the Nevada Secretary of State on July 25, 2000 and became effective August 14, 2000.


                                     PART II

-----------------------------------------------------------------------------
Item 5.   Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------------------

     No public trading market currently exists for the Company's securities. There were thirty-four (34) holders of record of the Company's common stock on May 31, 2000.

     No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.


-----------------------------------------------------------------------------
Item 6.   Management's Discussion and Analysis of Operations or Plan of
          Operations.
-----------------------------------------------------------------------------

Liquidity and Capital Resources for the Year Ended May 31, 2000 (Audited)

     The Company remains in the development stage and, since inception, has had no revenues. At May 31, 2000, the Company had a working capital deficit of $12,547. The Company had cash in the amount of $3,453. All cash raised by the Company to date, has come from three loans to the Company by a third party, which bear interest at the rate of 10% per annum. At May 31, 2000, two notes payable were signed in the amounts of $5,000 and $10,000 and are due March 31, 2001 and January 1, 2001 respectively. Subsequently, on June 15, 2000, the third note payable was signed in the amount of $10,000 and is due June 15, 2001. The funds were loaned to the Company to fund its revival, to finance it in becoming a reporting company under the Securities Exchange Act of 1934 and pay general administrative expenses.

     During the period from June 25, 1996 (inception) through May 31, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has incurred operating expenses since inception through the period ended May 31, 2000 of $13,747. Interest expense amounted to $1,000 from inception through the period ended May 31, 2000. The net loss on operations was $14,747 from June 25, 1996 through May 31, 2000. Such losses will continue unless revenues and business can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

Results of Operations

Fiscal Years Ended May 31, 2000 and 1999 and from Inception on June 25, 1996 through May 31, 2000 (audited).

     The Company had no revenues for the fiscal years ended May 31, 2000 and 1999 or from inception on June 25, 1996 through May 31, 2000. The Company incurred $12,292 in net operating losses for the fiscal year ended May 31, 2000 as compared to $255 in net operating losses for the fiscal year ended May 31, 1999 and $14,747 from inception on June 25, 1996 through May 31, 2000.

     The net operating loss for all periods resulted primarily from general and administrative expenses and interest expense. The net loss per share for each period was $0.00 per share.

     For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, expenses associated with registration under the Securities Exchange Act of 1934, as amended, and expenses associated with its plan of operations, as described below.

Plan of Operations

     The Company's primary plan of operations is to design, manufacture and sell specialty children's clothing and accessories. Items are expected to include both formal and informal shirts, pants, blouses and jackets for infants and children up to approximately size eight. Accessories are expected to include, among other things crib sheets, quilts, diapers stacks, bumper pads, bibs and plush toys for infants. For more information, see "Item 1 - Description of Business".

     Management believes that the Company has sufficient cash to meet the anticipated needs of the Company's operations through the next two fiscal quarters. However, there can be no assurances to that effect, as the Company has no revenues through the date of this report. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

     The Company has no real estate property. The Company currently maintains operations from the home of its president, at no charge to the Company. The Company will continue to maintain operations at this location until management believes that the Company's revenues and financial resources justify a move to an alternative location. If such a move is required, the Company believes that there is an inadequate supply of office/warehouse/retail space in Salt Lake County, Utah meeting the Company's anticipated needs for the foreseeable future. Initially, the Company expects that it will lease rather then purchase such property in order to allocate its resources specifically to its operations.

     The Company may attempt to employ additional personnel if it is able to generate revenues or obtain additional financing. The Company expects to hire several additional personnel in manufacturing and marketing during the next 12 months. However, there is no assurance that the services of such persons will be available or that they can be obtained upon terms acceptable to the Company.

     No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

     Irrespective of whether the Company's cash assets prove to be adequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.


-----------------------------------------------------------------------------
Item 7.   Financial Statements.
-----------------------------------------------------------------------------

     Filed herewith are the Company's audited financial statements for the periods from inception on June 25, 1996 through May 31, 2000, and for the fiscal years ended May 31, 2000 and 1999.






                  [THIS AREA WAS INTENTIONALLY LEFT BLANK]

                         REPLACEMENT FINANCIAL, INC.
                        (A Development Stage Company)

                            FINANCIAL STATEMENTS

                                May 31, 2000

                                  CONTENTS




Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . 3


Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4


Statements of Operations. . . . . . . . . . . . . . . . . . . . . . . 5


Statement of Stockholders' Equity (Deficit) . . . . . . . . . . . . . 6


Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . 7


Notes to the Financial Statements . . . . . . . . . . . . . . . . . . 8

                          INDEPENDENT AUDITORS' REPORT
                         ------------------------------



To the Stockholders' of
Replacement Financial, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Replacement Financial, Inc. (a development stage company) as of May 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended May 31, 2000 and 1999 and from inception on June 25, 1996 through May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Replacement Financial, Inc. (a development stage company) as of May 31, 2000 and the results of its operations and its cash flows for the years ended May 31, 2000 and 1999 and from inception on June 25, 1996 through May 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


  /s/ HJ & Associates, LLC

HJ & ASSOCIATES, LLC
Salt Lake City, Utah
August 9, 2000

                          REPLACEMENT FINANCIAL, INC.
                         (A Development Stage Company)

                                BALANCE SHEET


                                    ASSETS
                                   --------

                                                           May 31, 2000
                                                         ----------------
CURRENT ASSETS

  Cash                                                   $        3,453
                                                         ----------------
    Total Current Assets                                          3,453
                                                         ----------------
FIXED ASSETS (Note 6)                                             2,250
                                                         ----------------
    TOTAL ASSETS                                         $        5,703
                                                         ================

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ------------------------------------------------


CURRENT LIABILITIES

  Accrued expenses                                       $        1,000
  Note Payable - related party (Note 5)                          15,000
                                                         ----------------
    Total Current Liabilities                                    16,000
                                                         ----------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.001 par value:
   5,000,000 shares authorized, -0- shares
   issued and outstanding                                            -
  Common stock, $0.001 par value:
   250,000,000 shares authorized, 23,000,000
    shares issued and outstanding                                23,000
  Addition paid in capital                                      (18,550)
  Deficit accumulated during the development stage              (14,747)
                                                         ----------------

    Total Stockholders' Equity (Deficit)                        (10,297)
                                                         ----------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $        5,703
                                                         ================



The accompanying notes are an integral part of these financial statements.

                          REPLACEMENT FINANCIAL, INC.
                         (A Development Stage Company)


                           STATEMENTS OF OPERATIONS



                                            For the                   From
                                           Year Ended             Inception on
                                            May 31,                 June 25,
                                  ----------------------------    1996 Through
                                      2000            1999        May 31, 2000
                                  ------------    ------------    ------------

NET SALES                         $        -      $        -      $        -

COST OF SALES                              -               -               -
                                  ------------    ------------    ------------
GROSS MARGIN                               -               -               -
                                  ------------    ------------    ------------
EXPENSES

 General and administrative            11,292             255          13,747
                                  ------------    ------------    ------------
 Total Expenses                        11,292             255          13,747
                                  ------------    ------------    ------------
LOSS FROM OPERATIONS                  (11,292)           (255)        (13,747)
                                  ------------    ------------    ------------

OTHER (EXPENSE)

 Interest expense                      (1,000)             -           (1,000)
                                  ------------    ------------    ------------
  Total Other (Expense)                (1,000)             -           (1,000)
                                  ------------    ------------    ------------

NET LOSS                          $   (12,292)    $      (255)    $   (14,747)
                                  ============    ============    ============

BASIC LOSS PER SHARE              $     (0.00)    $     (0.00)
                                  ============    ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING             22,000,000      22,000,000
                                  ============    ============








The accompanying notes are an integral part of these financial statements.

                          REPLACEMENT FINANCIAL, INC.
                         (A Development Stage Company)

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM INCEPTION ON JUNE 25, 1996 THROUGH MAY 31, 2000


                                                                                                  Deficit
                                                                                                Accumulated
                                   Preferred Stock             Common Stock        Additional   During the
                              ------------------------- -------------------------    Paid-In    Development
                                 Shares       Amount       Shares       Amount       Capital       Stage
                              ------------ ------------ ------------ ------------  -----------  -----------
Balance at inception on
 June 25, 1996                         -   $        -            -   $        -    $       -    $       -

Issuance of common stock for
 services at $0.001 per share          -            -     22,000,000       22,000      (19,800)         -

Net loss from inception on
 June 25, 1996 through
 May 31, 1997                          -            -            -            -            -         (2,200)
                              ------------ ------------ ------------ ------------  -----------  -----------
Balance, May 31, 1997                  -            -    22,000,000        22,000      (19,800)      (2,200)

Net loss for the year ended
 May 31, 1998                          -            -             -           -            -         (2,200)
                              ------------ ------------ ------------ ------------  -----------  -----------
Balance, May 31, 1998                  -            -    22,000,000        22,000      (19,800)      (2,200)

Net loss for the year ended
 May 31, 1999                          -            -             -           -            -           (255)
                              ------------ ------------ ------------ ------------  -----------  -----------
Balance, May 31, 1999                  -            -    22,000,000        22,000      (19,800)      (2,455)

Issuance of common stock
 for assets at $0.002 per
 share                                 -            -     1,000,000         1,000        1,250           -

Net loss for the year ended
 May 31, 2000                          -            -             -           -            -        (12,292)
                              ------------ ------------ ------------ ------------  -----------  -----------

Balance, May 31, 2000                  -   $        -    23,000,000  $     23,000  $   (18,550) $   (14,747)
                              ============ ============ ============ ============  ===========  ===========









The accompanying notes are an integral part of this financial statement.

                          REPLACEMENT FINANCIAL, INC.
                         (A Development Stage Company)

                            STATEMENT OF CASH FLOWS

                                                                 For the                   From
                                                                 Year Ended             Inception on
                                                                  May 31,                 June 25,
                                                        ----------------------------    1996 Through
                                                            2000            1999        May 31, 2000
                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                              $   (12,292)    $      (255)    $   (14,747)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Common Stock issued for services                             -               -            2,200
  Change in operating assets and liabilities:
    Increase (decrease) in accounts payable
     and accrued expenses                                     1,000              -            1,000
                                                        ------------    ------------    ------------
      Net Cash Used by Operating Activities                 (11,292)           (255)        (11,547)
                                                        ------------    ------------    ------------
CASH FLOWS FORM INVESTING ACTIVITIES                             -               -               -
                                                        ------------    ------------    ------------
CASH FLOWS FORM FINANCING ACTIVITIES

  Proceeds from note payable                                 10,000           5,000          15,000
                                                        ------------    ------------    ------------
      Net Cash Provided by Financing Activities              10,000           5,000          15,000
                                                        ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH                              (1,292)          4,745           3,453

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                          4,745              -               -
                                                        ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                          $     3,453     $     4,745     $     3,453
                                                        ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid                                         $        -      $        -      $        -
  Income taxes paid                                     $        -      $        -      $        -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

  Common Stock issued for services                      $        -      $        -      $     2,200
  Common Stock issued for assets                        $     2,250     $        -      $     2,250









The accompanying notes are an integral part of these financial statements.

                          REPLACEMENT FINANCIAL, INC.
                         (A Development Stage Company)

                       NOTES TO THE FINANCIAL STATEMENTS
                             MAY 31, 2000 AND 1999


NOTE 1 - NATURE OF ORGANIZATION

     The financial statements presented are those of Replacement Financial, Inc. (the Company). The Company was organized under the laws of the State of Nevada on June 25, 1996. Effective May 31, 2000, the Company's primary plan of operations is to design, manufacture and sell specialty children's clothing and accessories. Items are expected to include both formal and informal shirts, pants, blouses and jackets for infants and children up to approximately size eight. Accessories are expected to include, among other things crib sheets, quilts, diaper stacks, bumper pads, bibs and plush toys for infants.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  Accounting Method

     The financial statements are prepared using the accrual method of accounting. The Company has elected a May 31 year end.

     b.  Provision for Taxes

     At May 31, 2000, the Company has net operating loss carryforwards of approximately $15,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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
                                                            May 31,
                                                 -----------------------------
                                                     2000            1999
                                                 -------------   -------------

      Numerator - loss                           $    (12,292)   $       (255)
      Denominator - weighted average number of
       shares outstanding                          22,000,000      22,000,000
                                                 -------------   -------------
      Loss per share                             $      (0.00)   $      (0.00)
                                                 =============   =============

                                     8

                                                                            19
                           REPLACEMENT FINANCIAL, INC.
                         (A Development Stage Company)

                       NOTES TO THE FINANCIAL STATEMENTS
                             MAY 31, 2000 AND 1999

NOTE 3 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

     In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management intends to develop revenues through the sale of children's clothing. Until that happens, management's plans to continue as a going concern include (1) raising additional capital through sales of common stock, the proceeds of which would be used to pay operating costs of the Company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

     The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - FORWARD STOCK SPLITS

     On March 10, 1999, the Company approved a 100-for-1 forward stock split and on January 1, 2000, the Company approved a 10-for-1 forward stock split. The forward stock splits are reflected on a retroactive basis.

NOTE 5 - NOTES PAYABLE - RELATED PARTY

     As of May 31, 2000, the Company owed a related party $5,000 and $10,000. The notes are due in full on March 31, 2001 and January 1, 2001, respectively, and will accrue interest at 10% per annum. The notes are unsecured.

NOTE 6 - FIXED ASSETS

     On May 31, 2000, the Company issued 1,000,000 shares of common stock for fixed assets valued at $2,250. The fixed assets will be depreciated over a seven-year life using the straight-line method of depreciation. No depreciation was taken due to acquisition of assets near year end.

NOTE 7 - SUBSEQUENT EVENT

     On June 10, 2000, officers of the Company resigned from their positions and new officers were appointed.

-----------------------------------------------------------------------------
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
-----------------------------------------------------------------------------

     Not Applicable.


                                 PART III

-----------------------------------------------------------------------------
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
-----------------------------------------------------------------------------

     The directors and executive officers currently serving on the Company are as follows:

NAME                 AGE          POSITION HELD             SINCE
------               -----        ---------------           -------

Tracy Hernandez       37          President, Secretary,     June 10, 2000
                                  Treasurer and Director


Biographical Information

     Tracy Hernandez, age 37, has been President, Secretary, Treasurer, Director and Chairman of the Board since June 10, 2000. Since November 1991, Mrs. Hernandez has been employed at Watson Labs, formerly TheraTech, in Salt Lake City, Utah. Mrs. Hernandez is the Senior Secretary and performs all administrative duties for the Research and Development department. She has held several different positions within the company since her employment. Mrs. Hernandez is not a officer or director of any other company.


     The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

     The directors and officers of the Company will devote such time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

     None of the Company's officers and/or directors receives any compensation for their respective services rendered to the Company, nor have they received such compensation in the past with the exception of reimbursement for nominal expenses not exceeding $2000. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations. As of the date of filing this report, the Company has no funds available to pay officers or directors. Further, none of the officers or directors is accruing any compensation pursuant to any agreement with the Company. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     The Company has adopted a policy that its affiliates and management shall not be issued further common shares of the Company, except in the event discussed in the preceding paragraphs.

Exclusion of Liability

     The Nevada Corporation Act excludes personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of the Nevada Corporation Act, or any transaction from which a director receives an improper personal benefit.

     This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities ("ten-percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Officers, directors and ten-percent stockholders also are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such forms furnished to it, the Company believes that all Section 16(a) reporting requirements were complied with by the Company's officers and directors and ten-percent stockholders during the fiscal year ended May 31, 2000.


-----------------------------------------------------------------------------
Item 10.  Executive Compensation.
-----------------------------------------------------------------------------

     No officer or director has received any other remuneration in the two year period prior to the filing of this report. Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its officers and directors for services. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.






                  [THIS AREA WAS INTENTIONALLY LEFT BLANK]

-----------------------------------------------------------------------------
Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------------

     The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.


                              AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER      BENEFICIAL OWNER (1)(2)  PERCENT OF CLASS
------------------------      --------------------     ----------------

Kari Cunningham                    20,000,000               86.96%
7432 South Carling Circle
Salt Lake City, Utah 84121


Tracy Hernandez                     2,800,000               12.17%
6314 King Valley Drive
West Valley City, Utah 84128


All Executive Officers &
Directors as a Group
(One Person)                        2,800,000               12.17%


------------------------------

(1) The number of shares beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

(2) On May 31, 2000, the Company's current president and director, Tracy Hernandez, entered into an option to purchase from Kari Cunningham, the Company's former president, secretary, treasurer, director and majority shareholder, 19,980,000 shares out of 20,000,000 shares of Company's Common Stock owned by Mrs. Cunningham for $10,000 subject to certain conditions including the Company reaching revenues of $100,000.

-----------------------------------------------------------------------------
Item 12.  Certain Relationships and Related Transactions.
-----------------------------------------------------------------------------

     On June 28, 1996, the Company issued to Kari Cunningham, the Company's former president and founding director, a total of 20,000 shares of Common Stock for services rendered in connection with the Company's formation with a value of $20. Also on June 28, 1996, the Company issued to Scott Robertson a total of 2,000 shares of Common Stock for services rendered in connection with the Company's formation with a value of $2.

     Notes Payable: On April 1, 1999, a third party loaned the Company $5,000.00 for a term of one year at a rate of 10% per annum for various administrative expenses. The note plus accrued interest of $500.00 was due in full on March 31, 2000. On April 1, 2000, this note was extended for another year with principal plus accrued interest of $1,000 due on March 31, 2001.
The note is not secured by any of the Company's assets.

     On January 1, 2000, a third party loaned the Company $10,000.00 for a term of one year at a rate of 10% per annum for various administrative expenses. The note plus accrued interest of $1,000.00 is due in full on January 1, 2001. The note is not secured by any of the Company's assets.

     On June 15, 2000, a third party loaned the Company $10,000.00 for a term of one year at a rate of 10% per annum for working capital purposes. The note plus accrued interest of $1,000.00 is due in full on June 15, 2001. The note is not secured by any of the Company's assets.

     On May 31, 2000, the Company's current president and director, Tracy Hernandez, entered into an option to purchase from Kari Cunningham, the Company's former president, secretary, treasurer, director and majority shareholder, 19,980,000 shares out of 20,000,000 shares of Company's Common Stock owned by Mrs. Cunningham for $10,000 subject to certain conditions including the Company reaching revenues of $100,000.


-----------------------------------------------------------------------------
Item 13.  Exhibits and Reports on Form 8-K.
-----------------------------------------------------------------------------

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 27 of this Form 10-KSB. The Index to Exhibits is incorporated herein by reference. Included only with the electronic filing of this report is the Financial Data Schedule for the fiscal year ended May 31, 2000.

(b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission (SEC) on June 15, 2000 regarding the below mentioned items and was accepted. The filing date of the Current Report with the SEC is June 16, 2000:

          Item 1 - Changes in Control of Registrant
          Item 2 - Acquisition or Disposition of Assets
          Item 7 - Financial Statements

     Any required Financial Statements with regards to Item 7 will be filed with an amendment to the Current Report within sixty (60) days.

-----------------------------------------------------------------------------
SIGNATURES
-----------------------------------------------------------------------------

     In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf by the undersigned thereunto duly authorized.


Dated: August 28, 2000             TK Originals, Inc.

                                      /s/  Tracy Hernandez
                                   -------------------------------------
                                   By: Tracy Hernandez, President, Secretary
                                                        and Treasurer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 28, 2000                 /s/  Tracy Hernandez
                                    -------------------------------------
                                    By: Tracy Hernandez, Director

                                INDEX TO EXHIBITS
                              ---------------------


SEC Ref   Page
No.       No.       Description
-------   ----      -----------

2         ***       Asset Acquisition Agreement dated May 31, 2000 between
                    the Company and Tracy Hernandez.

3(i)(a)   *         Articles of Incorporation of the Company, filed with
                    the State of Nevada on June 25, 1996.

3(i)(b)   *         Certificate of Amendment of Articles of Incorporation,
                    filed with the State of Nevada on April 26, 1999.

3(i)(c)   *         Certificate of Amendment of Articles of Incorporation,
                    filed with the State of Nevada on August 19, 1999.

3(i)(d)   **        Certificate of Amendment of Articles of Incorporation,
                    filed with the State of Nevada on January 10, 2000.

3(i)(e)   27        Certificate of Amendment of Articles of Incorporation,
                    filed with the State of Nevada on July 25, 2000, but effective August 14, 2000.

3(ii)     *         Bylaws of the Company.

10(a)     **        Promissory Note dated April 1, 1999 executed by the
                    Company.

10(b)     **        Promissory Note dated January 1, 2000 executed by the
                    Company.

10(c)     28        Promissory Note dated June 15, 2000 executed by the
                    Company.

10(d)     29        Stock Option dated May 31, 2000 between Kari Cunningham
                    and Tracy Hernandez.

27        ****      Financial Data Schedule for the fiscal year ended May
                    31, 2000.


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

*** The listed exhibits are incorporated herein by this reference to the Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on June 16, 2000.

**** The Financial Data Schedule is presented only in the electronic filing with the Securities and Exchange Commission.