Form 10QSB
period 2000-08-31
TK ORIGINALS INC
filed 2000-10-20
CIK 1090099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2000.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____ to
_____.

Commission file number: 000-26965

                              TK Originals, Inc.
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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

State of number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     The number of shares outstanding of the Company's common stock ($0.001 par value), as of August 31, 2000 and October 10, 2000 was 23,000,000 shares.

                                   Total of Sequentially Numbered Pages:   19
                                              Index to Exhibits on Page:   18

                             TABLE OF CONTENTS
                             -------------------

                                   PART I


ITEM 1.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . 3


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . .13



                                   PART II


ITEM 1.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .15


ITEM 2.   CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . .15


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . .16


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .16


ITEM 5.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .16


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . .17


     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

                                   PART I


---------------------------------------------------------------------------
ITEM 1.   FINANCIAL STATEMENTS
---------------------------------------------------------------------------

     The Company's unaudited financial statements, which are attached hereto as pages 4 through 12, include: a) Balance Sheets - August 31, 2000 (unaudited) and May 31, 2000 (audited); b) Statements of Operations - For the Three Months Ended August 31, 2000 and 1999 and From Inception on June 25, 1996 Through August 31, 2000; c) Statements of Operations - For the Three Months Ended August 31, 2000 and 1999 and From Inception on June 25, 1996 Through August 31, 2000; c) Statements of Stockholders' Equity (Deficit) - From Inception on June 25, 1996 through August 31, 2000; d) Statements of Cash Flows - For the Three Months Ended August 31, 2000 and 1999, and From Inception on June 25, 1996 through August 31, 2000; e) Notes to the Financial Statements - August 31, 2000 and May 31, 2000.

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













                 [THIS SPACE WAS INTENTIONALLY LEFT BLANK]

                               TK ORIGINALS, INC.
                     (Formerly Replacement Financial, Inc.)
                         (A Development Stage Company)

                             FINANCIAL STATEMENTS

                        August 31, 2000 and May 31, 2000

                           -------------------------
                            HJ & ASSOCIATES, L.L.C.
                           -------------------------

                 CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                   ----------------------------------------


To the Board of Directors
TK Originals, Inc.
(Formerly Replacement Financial, Inc.)
(A Development Stage Company)
Salt Lake City, Utah


We have reviewed the accompanying balance sheet of TK Originals, Inc. (formerly Replacement Financial, Inc.) (a development stage company) as of August 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months ended August 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of TK Originals, Inc. (formerly Replacement Financial, Inc.) (a development stage company) as of May 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated August 9, 2000, we expressed an unqualified opinion on those consolidated financial statements.

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

 /s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
October 13, 2000


        50 South Main Street, Suite 1450 . Salt Lake City, Utah 84144 .
              Telephone (801) 328-4408 . Facsimile (801) 328-4461

                               TK ORIGINALS, INC.
                     (Formerly Replacement Financial, Inc.)
                         (A Development Stage Company)
                                 Balance Sheets


                                    ASSETS
                                   --------
                                                    August 31,     May 31,
                                                      2000          2000
                                                   -----------   -----------
                                                   (Unaudited)
CURRENT ASSETS

  Cash                                             $     3,037   $     3,453
  Inventory                                              1,364           --
  Note receivable - related party (Note 7)               3,334           --
                                                   -----------   -----------
   Total Current Assets                                  7,735         3,453
                                                   -----------   -----------
FIXED ASSETS (Note 6)                                    5,883         2,250
                                                   -----------   -----------
   TOTAL ASSETS                                    $    13,618   $     5,703
                                                   ===========   ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                    --------------------------------------
CURRENT LIABILITIES

  Accounts Payable                                 $     1,971   $       --
  Accrued expenses                                       1,540         1,000
  Notes Payable - related party                         25,000        15,000
                                                   -----------   -----------
   Total Current Liabilities                            28,511        16,000
                                                   -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock, $0.001 par value:
  5,000,000 shares authorized, -0- shares
  issued and outstanding                                   --            --
 Common stock, $0.001 par value,
  250,000,000 shares authorized, 23,000,000
  shares issued and outstanding                         23,000        23,000
 Additional paid-in capital                            (18,550)      (18,550)
 Deficit accumulated during the development stage      (19,343)      (14,747)
                                                   -----------   -----------
  Total Stockholders' Equity (Deficit)                 (14,893)      (10,297)
                                                   -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                         $    13,618   $     5,703
                                                   ===========   ===========

                               TK ORIGINALS, INC.
                     (Formerly Replacement Financial, Inc.)
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                        From
                                                  For the           Inception on
                                            Three Months Ended        June 25,
                                                 August 31,         1996 Through
                                        --------------------------   August 31,
                                            2000          1999          2000
                                        ------------  ------------  ------------
NET SALES                               $      --     $      --     $      --
                                        ------------  ------------  ------------
COST OF SALES                                  --            --            --
                                        ------------  ------------  ------------
GROSS MARGIN                                   --            --            --
                                        ------------  ------------  ------------
EXPENSES

  General and administrative                  4,054         3,158        17,801
                                        ------------  ------------  ------------
    Total Expenses                            4,054         3,158        17,801
                                        ------------  ------------  ------------
LOSS FROM OPERATIONS                    $    (4,054)  $    (3,158)  $   (17,801)
                                        ------------  ------------  ------------
OTHER (EXPENSE)

  Interest expense                             (542)          --         (1,542)
                                        ------------  ------------  ------------
    Total Other (Expense)                      (542)          --         (1,542)
                                        ------------  ------------  ------------
NET LOSS                                $    (4,596)  $    (3,158)  $   (19,343)
                                        ============  ============  ============
BASIC LOSS PER SHARE                          (0.00)        (0.00)
                                        ============  ============
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                    23,000,000    22,000,000
                                        ============  ============


                               TK ORIGINALS, INC.
                     (Formerly Replacement Financial, Inc.)
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
             From Inception on June 25, 1996 through August 31, 2000


                                                                                                  Deficit
                                                                                                Accumulated
                                   Preferred Stock             Common Stock        Additional   During the
                              ------------------------- -------------------------    Paid-In    Development
                                 Shares       Amount       Shares       Amount       Capital       Stage
                              ------------ ------------ ------------ ------------  -----------  -----------
Balance at inception on
 June 25, 1996                         -   $        -            -   $        -    $       -    $       -

Issuance of common stock for
 services at $0.001 per share          -            -     22,000,000       22,000      (19,800)         -

Net loss from inception on
 June 25, 1996 through
 May 31, 1997                          -            -            -            -            -         (2,200)
                              ------------ ------------ ------------ ------------  -----------  -----------
Balance, May 31, 1997                  -            -    22,000,000        22,000      (19,800)      (2,200)

Net loss for the year ended
 May 31, 1998                          -            -             -           -            -         (2,200)
                              ------------ ------------ ------------ ------------  -----------  -----------
Balance, May 31, 1998                  -            -    22,000,000        22,000      (19,800)      (2,200)

Net loss for the year ended
 May 31, 1999                          -            -             -           -            -           (255)
                              ------------ ------------ ------------ ------------  -----------  -----------
Balance, May 31, 1999                  -            -    22,000,000        22,000      (19,800)      (2,455)

May 31, 2000:  issuance
 of common stock for
 assets at $0.002 per share            -            -     1,000,000         1,000        1,250           -

Net loss for the year ended
 May 31, 2000                          -            -             -           -            -        (12,292)
                              ------------ ------------ ------------ ------------  -----------  -----------
Balance, May 31, 2000                  -            -    23,000,000        23,000      (18,550)     (14,747)

Net loss for the three months
 ended August 31, 2000
 (unaudited)                           -            -             -           -            -         (4,596)
                              ------------ ------------ ------------ ------------  -----------  -----------
Balance, August 31, 2000
 (unaudited)                           -   $        -    23,000,000  $     23,000  $   (18,550) $   (19,343)
                              ============ ============ ============ ============  ===========  ===========


The accompanying notes are an integral part of these financial statements.

                               TK ORIGINALS, INC.
                     (Formerly Replacement Financial, Inc.)
                         (A Development Stage Company)
                           Statements of Cash Flows
                                  (Unaudited)

                                                                                  From
                                                             For the           Inception on
                                                       Three Months Ended        June 25,
                                                            August 31,         1996 Through
                                                   --------------------------   August 31,
                                                       2000          1999          2000
                                                   ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                         $    (4,596)  $    (3,158)  $   (19,343)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Common stock issued for services                      --            --          2,200
     Depreciation expense                                  195           --            195
  Change in operating assets and liabilities:
     Decrease (increase) in inventory                   (1,364)          --         (1,364)
     Decrease (increase) in note receivable             (3,334)          --         (3,334)
     Increase (decrease) in accounts payable             1,971           --          1,971
     Increase (decrease) in accounts payable
       and accrued expenses                                540           208         1,540
                                                   ------------  ------------  ------------
        Net Cash Used by Operating Activities           (6,588)       (2,950)      (18,135)
                                                   ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment                                 (3,828)          --         (3,828)
                                                   ------------  ------------  ------------
        Net Cash Used by Investing Activities           (3,828)          --         (3,828)
                                                   ------------  ------------  ------------
CASH FLOWS FORM FINANCING ACTIVITIES

  Proceeds from note payable                            10,000           --         25,000
                                                   ------------  ------------  ------------
        Net Cash Provided by Financing Activities       10,000           --         25,000
                                                   ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH                           (416)       (2,950)        3,037

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                                  4,453         4,745           --
                                                   ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $     3,037   $     1,795   $     3,037
                                                   ============  ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid                                    $      --     $      --     $      --
  Income taxes paid                                $      --     $      --     $      --

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services                 $      --     $      --     $     2,200
  Common stock issued for assets                   $      --     $      --     $     2,250


The accompanying notes are an integral part of these financial statements.

                               TK ORIGINALS, INC.
                     (Formerly Replacement Financial, Inc.)
                         (A Development Stage Company)
                       Notes to the Financial Statements
                        August 31, 2000 and May 31, 2000


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

     On August 14, 2000, the Company changed it's name to TK Originals, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  Accounting Method

     The financial statements are prepared using the accrual method of accounting. The Company has elected a May 31 year end.

     b.  Provision for Taxes

     At August 31, 2000, the Company has net operating loss carryforwards of approximately $19,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                               TK ORIGINALS, INC.
                     (Formerly Replacement Financial, Inc.)
                         (A Development Stage Company)
                       Notes to the Financial Statements
                        August 31, 2000 and May 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     e.  Basic Loss Per Share

     The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

                                                 For the Three Months Ended
                                                           May 31,
                                                ----------------------------
                                                     2000           1999
                                                -------------  -------------

      Numerator - loss                          $     (4,596)  $        (90)
      Denominator - weighted average number of
       shares outstanding                         23,000,000     22,000,000
                                                -------------  -------------

      Loss per share                            $      (0.00)  $      (0.00)
                                                =============  =============

     f.  Unaudited Financial Statements

     The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

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

                               TK ORIGINALS, INC.
                     (Formerly Replacement Financial, Inc.)
                         (A Development Stage Company)
                       Notes to the Financial Statements
                        August 31, 2000 and May 31, 2000


NOTE 4 - FORWARD STOCK SPLITS

     On March 10, 1999, the Company approved a 100-for-1 forward stock split and on January 1, 2000, the Company approved a 10-for-1 forward stock split. The forward stock splits are reflected on a retroactive basis.

NOTE 5 - NOTES PAYABLE - RELATED PARTY

     As of August 31, 2000, the Company owed a related party $5,000, $10,000 and $10,000. The notes are due in full on March 31, 2000, January 1, 2001 and June 30, 2001, respectively, and will accrue interest at 10% per annum. The notes are unsecured.

NOTE 6 - FIXED ASSETS

     On May 31, 2000, the Company issued 1,000,000 shares of common stock for fixed assets valued at $2,250. The fixed assets will be depreciated over a seven-year life using the straight-line method of depreciation.

      Fixed assets consist of the following:

                                                  August 31,      May 31,
                                                    2000           2000
                                                -------------  -------------
                                                 (Unaudited)
      Equipment                                 $      6,078   $      2,250

      Less: accumulated depreciation                    (195)           --
                                                -------------  -------------
                                                $      5,883   $      2,250
                                                =============  =============

NOTE 7 - NOTE RECEIVABLE - RELATED PARTY

     The Company loaned a shareholder $3,444. It is due on demand and does not bear interest.

---------------------------------------------------------------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------------------

Results of Operations

        ***************************************************************
              Three Month Periods Ended August 31, 2000 and 1999
          and from Inception on June 25, 1996 through August 31, 2000
        ***************************************************************

     General and administrative expenses for the three month period ended August 31, 2000 consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs and advertising. These expenses were $4,054 for the three month period ended August 31, 2000 as compared to $3,158 for the same period in 1999. The Company incurred additional expenses during the three month period ended August 31, 2000 because the Company had implemented a new business plan and additional general and administrative expenses were incurred. General and administrative expenses for the period from Inception on June 25, 1996 through August 31, 2000 was $17,801.

     Interest expense in the three month period ended August 31, 2000 was $542 was on three separate notes payable to a third party in the principal amounts of $5,000, $10,000 and $10,000 due March 31, 2001, January 1, 2001
and June 30, 2001, respectively. Interest expense in the three month period ended August 31, 1999 was $0 and for the period from Inception on June 25, 1996 through August 31, 2000 was $1,542.

     As a result of the foregoing factors, the Company realized a net loss of $4,596 for the three months ended August 31, 2000 as compared to $3,158 net loss for the same period in 1999. The Company realized a net loss of $19,343 for the period from Inception on June 25, 1996 through August 31, 2000.


        ***************************************************************
                   Fiscal Years Ended May 31, 2000 and 1999
            and from Inception on June 25, 1996 through May 31, 2000
                                  (audited)
        ***************************************************************

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

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has had no revenues. At August 31, 2000, the Company had current assets of $7,735 and current liabilities of $28,511 for a working capital deficit of $20,776. The Company had cash in the amount of $3,037. All cash raised by the Company to date has come from three loans to the Company by a third party, which bear interest at the rate of 10% per annum. At August 31, 2000, three notes payable were outstanding in the amounts of $5,000, $10,000 and $10,000 due March 31, 2001, January 1, 2001 and June 30, 2001, respectively. The funds were loaned to the Company to fund its revival, to finance it in becoming a reporting company under the Securities Exchange Act of 1934 and pay general administrative expenses.

     During the period from June 25, 1996 (inception) through the Company's year end May 31, 2000, the Company engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were earned by the Company during this period.

     During the Company's first quarter ending August 31, 2000, the Company engaged in minor operations related to its new business plan of designing, manufacturing and marketing children's clothing products. However, most of the activities in this period were developmental, including acquiring inventory, placing ads, preparing designs and introducing the Company to prospective customers. No revenues were earned by the Company during this period.

     The Company has continued to incur losses and has incurred operating expenses since inception through the period ended August 31, 2000 of $19,343. Of this amount, interest expense amounted to $1,542 and general and administrative expenses amounted to $17,801. The net loss on operations for the three month period ended August 31, 2000 was $4,596. Such losses will continue unless revenues and business can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.


Plan of Operations

     The Company's primary plan of operations is to design, manufacture and sell specialty children's clothing and accessories. Items are expected to include both formal and informal shirts, pants, blouses and jackets for infants and children up to approximately size eight. Accessories are expected to include, among other things, crib sheets, quilts, diapers stacks, bumper pads, bibs and plush toys for infants.

     For the remainder of the fiscal year, the Company's activities will continue to be developmental and will include acquiring inventory and equipment, preparing designs, prospecting potential customers and preparing a limited quantity of clothing items for sale. The Company will continue to rely exclusively on the efforts of its president and sole director who is the Company's only employee and who is only devoting part time to the Company's operations.

     The Company does not own or lease any real estate property, but rather maintains operations from the home of its president, at no charge to the Company. The Company will continue to maintain operations at this location until management believes that the Company's revenues and financial resources justify a move to an alternative location. If such a move is required, the Company believes that there is an adequate supply of office / warehouse / retail space in Salt Lake County, Utah meeting the Company's anticipated needs for the foreseeable future. Initially, the Company expects that it will lease rather then purchase such property in order to allocate its resources specifically to its operations.

     The Company may attempt to employ additional personnel if it is able to generate revenues or obtain additional financing. The Company expects to hire several additional personnel in manufacturing and marketing during the next 12 months. However, there is no assurance that the services of such persons will be available or that they can be obtained upon terms acceptable to the Company.

     Management does not expect any significant sales for the remainder of the year. However, management believes that with limited sales and what the Company currently has in cash, the Company has sufficient cash to meet the anticipated needs of the Company's operations through the next two fiscal quarters. The Company is forecasting that its expenses are less then $1,000 per month. However, there can be no assurances that expenses will not increase and become greater then its cash flow, as the Company has no revenues through the date of this report. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

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

     For more information about the Company's Plan of Operations, see the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ending May 31, 2000.


                                   PART II

---------------------------------------------------------------------------
ITEM 1.   LEGAL PROCEEDINGS
---------------------------------------------------------------------------

     The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.


---------------------------------------------------------------------------
ITEM 2.   CHANGES IN SECURITIES
---------------------------------------------------------------------------

     Not Applicable.

---------------------------------------------------------------------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
---------------------------------------------------------------------------

     Not Applicable.


---------------------------------------------------------------------------
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------------------

     On June 30, 2000, the Board of Directors and Majority Shareholders consented to change the Company's name from Replacement Financial, Inc. ("Replacement") to TK Originals, Inc. The name change became effective August 14, 2000 to better suit the nature of the Company's business.

     Of the 23,000,000 Common Stock shares issued and outstanding and entitled to vote by written consent on that date, a shareholder owning 20,000,000 shares, or approximately 87% of the outstanding Common Stock, consented to this name change by written consent taken without a meeting pursuant to Section 78.320 of the Nevada Revised Statutes.

     On July 25, 2000, the Company mailed an Information Statement to all shareholders of record as of June 30, 2000. The Company filed an Information Statement on Schedule 14C with the Securities and Exchange Commission on July 25, 2000 regarding this matter.

     Further, on June 10, 2000, the Majority Shareholders of the Company appointed Tracy Hernandez as a director and chairman of the board and as president, secretary and treasurer of the Company. Immediately after such appointments, Brian Ortega and Kari Cunningham resigned from all of their positions as directors and officers of the Company. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on June 15, 2000 regarding this matter. Also on July 25, 2000, information regarding the this matter was filed on Schedule 14C with the Securities and Exchange Commission and further mailed to all shareholders of record as of June 30, 2000.

     For more information regarding the above to matters, see the Company's Current Report filed on Form 8-K with the Securities and Exchange Commission on June 15, 2000 and Information Statement filed on Schedule 14C with the Securities and Exchange Commission on July 25, 2000.


---------------------------------------------------------------------------
ITEM 5.   OTHER INFORMATION
---------------------------------------------------------------------------

     On June 15, 2000, a third party loaned the Company $10,000.00 for a term of one year at a rate of 10% per annum for working capital purposes. This July 15, 2000 note payable was amended to July 1, 2000. The note plus accrued interest of $1,000.00 is due in full on June 30, 2001. The note is not secured by any of the Company's assets.

     Also see "Item 4 - Submission of Matters to a Vote of Security Holders" above.

---------------------------------------------------------------------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits of this Form 10-QSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. On June 15, 2000, the Company filed on Form 8-K information regarding the below items:

     Item 1 - Changes in Control of Registrant
     Item 2 - Acquisition or Disposition of Assets
     Item 7 - Financial Statement and Exhibits


---------------------------------------------------------------------------
SIGNATURES
---------------------------------------------------------------------------


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized, this 18th day of October, 2000.

                                 Replacement Financial, Inc.


                                  /s/  Tracy Hernandez
                                 -------------------------------------
                                 Tracy Hernandez, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Date:     October 18, 2000


 /s/  Tracy Hernandez
-------------------------------------
Tracy Hernandez, President, Secretary, Treasurer and Director

                               INDEX TO EXHIBITS
                              ---------------------
SEC Ref    Page
No.        No.      Description
-------    ----     -----------

2          ****     Asset Acquisition Agreement dated May 31, 2000 between
                    the Company and Tracy Hernandez.

3(i)(a)    **       Articles of Incorporation of the Company, filed with
                    the State of Nevada on June 25, 1996.

3(i)(b)    **       Certificate of Amendment of Articles of Incorporation,
                    filed with the State of Nevada on April 26, 1999.

3(i)(c)    **       Certificate of Amendment of Articles of Incorporation,
                    filed with the State of Nevada on August 19, 1999.

3(i)(d)    ***      Certificate of Amendment of Articles of Incorporation,
                    filed with the State of Nevada on January 10, 2000.

3(i)(e)    *****    Certificate of Amendment of Articles of Incorporation,
                    filed with the State of Nevada on July 25, 2000, but effective August 14, 2000.

3(ii)      **       Bylaws of the Company.

10(a)      ***      Promissory Note dated April 1, 1999 executed by the
                    Company.

10(b)      ***      Promissory Note dated January 1, 2000 executed by the
                    Company.

10(c)(i)   *****    Promissory Note dated June 15, 2000 executed by the
                    Company.

10(c)(ii)  19       Amended June 15, 2000 Promissory Note executed by the
                    Company, containing a date of July 1, 2000.

10(d)      *****    Stock Option dated May 31, 2000 between Kari
                    Cunningham and Tracy Hernandez.

27         *        Financial Data Schedule for the fiscal year ended May
                    31, 2000.


***** The listed exhibits are incorporated herein by this reference to the Annual Report on Form 10-KSB for the year ended May 31, 2000, filed by the Company with the Securities and Exchange Commission on August 28, 2000.

**** The listed exhibits are incorporated herein by this reference to the Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on June 16, 2000.

*** The listed exhibits are incorporated herein by this reference to the Quarterly Report on Form 10-QSB for the quarter ended November 30, 1999, filed by the Company with the Securities and Exchange Commission on January 13, 2000.

** The listed exhibits are incorporated herein by this reference to the Registration Statement on Form 10-SB, filed by the Company with the Securities and Exchange Commission on August 6, 1999.

* The Financial Data Schedule is presented only in the electronic filing with the Securities and Exchange Commission.