Form 10QSB
period 2000-11-30
TK ORIGINALS INC
filed 2001-02-07
CIK 1090099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2000.

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

State of number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     The number of shares outstanding of the Company's common stock ($0.001 par value), as of November 30, 2000 was 23,000,000 shares.

                                   Total of Sequentially Numbered Pages:  18
                                              Index to Exhibits on Page:  18

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . .17


     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

                                   PART I


---------------------------------------------------------------------------
ITEM 1.   FINANCIAL STATEMENTS
---------------------------------------------------------------------------

     The Company's unaudited financial statements, which are attached hereto as pages 4 through 12, include: a) Balance Sheets - November 30, 2000 (unaudited) and May 31, 2000 (audited); b) Statements of Operations - For the Six Months Ended November 30, 2000 and 1999 and From Inception on June 25, 1996 Through November 30, 2000; c) Statements of Operations - For the Six Months Ended November 30, 2000 and 1999 and From Inception on June 25, 1996 Through November 30, 2000; c) Statements of Stockholders' Equity (Deficit) - From Inception on June 25, 1996 through November 30, 2000; d) Statements of Cash Flows - For the Six Months Ended November 30, 2000 and 1999, and From Inception on June 25, 1996 through November 30, 2000; e) Notes to the Financial Statements - November 30, 2000 and May 31, 2000.

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













                 [THIS SPACE WAS INTENTIONALLY LEFT BLANK]

                              TK ORIGINALS, INC.
                        (A Development Stage Company)

                             FINANCIAL STATEMENTS
                                 (Unaudited)
                      November 30, 2000 and May 31, 2000

                                C O N T E N T S






     Unaudited Condensed Balance Sheets,
       November 30, 2000 and May 31, 2000 . . . . . . . . . . . . . . . F3


     Unaudited Condensed Statements of Operations,
       for the three and six months ended November 30,
       2000 and 1999 and for the period from inception
       on June 25, 1996 through November 30, 2000 . . . . . . . . . . . F4


     Unaudited Condensed Statements of Stockholders'
       Equity (Deficit) from inception on June 25,
       1996 through November 30, 2000 . . . . . . . . . . . . . . . . . F5


     Unaudited Condensed Statements of Cash Flows,
       for the three and six months ended November 30,
       2000 and 1999 and for the period from inception
       on June 25, 1996 through November 30, 2000 . . . . . . . . . . . F6


     Notes to Unaudited Condensed Financial Statements. . . . . . .F7 - F9

                               TK ORIGINALS, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                    ASSETS
                                   --------
                                                   November 30,    May 31,
                                                      2000          2000
                                                   -----------   -----------
                                                   (Unaudited)
CURRENT ASSETS

  Cash                                             $       115   $     3,453
  Inventory                                              1,666           --
  Note receivable - related party (Note 7)               3,334           --
                                                   -----------   -----------
   Total Current Assets                                  5,115         3,453
                                                   -----------   -----------
FIXED ASSETS (Note 6)                                    5,634         2,250
                                                   -----------   -----------
   TOTAL ASSETS                                    $    10,748   $     5,703
                                                   ===========   ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                    --------------------------------------
CURRENT LIABILITIES

  Accounts Payable                                 $       --    $       --
  Accrued expenses                                       2,167         1,000
  Notes Payable                                         25,000        15,000
                                                   -----------   -----------
   Total Current Liabilities                            27,167        16,000
                                                   -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock, $0.001 par value:
  5,000,000 shares authorized, -0- shares
  issued and outstanding                                   --            --
 Common stock, $0.001 par value,
  250,000,000 shares authorized, 23,000,000
  shares issued and outstanding                         23,000        23,000
 Additional paid-in capital                            (18,550)      (18,550)
 Deficit accumulated during the development stage      (20,868)      (14,747)
                                                   -----------   -----------
  Total Stockholders' Equity (Deficit)                 (16,418)      (10,297)
                                                   -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                         $    10,748   $     5,703
                                                   ===========   ===========

Note:     The Balance Sheet of May 31, 2000, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements

                                    F3

                               TK ORIGINALS, INC.
                         (A Development Stage Company)
                           Statements of Operations
                                  (Unaudited)

                                             For the Three            For the Six           From Inception
                                             Months Ended             Months Ended           on June 25,
                                             November 30,             November 30,           1996 Through
                                       ------------------------  ------------------------    November 30,
                                          2000         1999         2000         1999            2000
                                       -----------  -----------  -----------  -----------  ----------------
NET SALES:                             $      44    $      --    $      44    $      --    $           44
                                       -----------  -----------  -----------  -----------  ----------------
COST OF SALES:                         $      23    $      --    $      23    $      --    $           23
                                       -----------  -----------  -----------  -----------  ----------------
GROSS MARGIN:                          $      21    $      --    $      21    $      --    $           21
                                       -----------  -----------  -----------  -----------  ----------------
EXPENSES:
  General and administrative                 672        4,620        4,532        7,570            18,279
  Depreciation expense                       249           --          444           --               444
                                       -----------  -----------  -----------  -----------  ----------------
     Total Expenses                          921        4,620        4,976        7,570            18,723
                                       -----------  -----------  -----------  -----------  ----------------
LOSS FROM OPERATIONS                        (900)      (4,620)      (4,955)      (7,570)          (18,702)
                                       -----------  -----------  -----------  -----------  ----------------
OTHER (EXPENSE):
  Interest expense                          (625)        (125)      (1,167)        (333)           (2,167)
                                       -----------  -----------  -----------  -----------  ----------------
     Total Other (Expense)                  (625)        (125)      (1,167)        (333)           (2,167)
                                       -----------  -----------  -----------  -----------  ----------------
NET LOSS                               $  (1,525)   $  (4,745)   $  (6,121)   $  (7,903)   $      (20,868)
                                       ===========  ===========  ===========  ===========  ================
BASIC LOSS PER SHARE                   $    (.00)   $      --    $    (.00)   $      --    $         (.00)
                                       ===========  ===========  ===========  ===========  ================
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                  23,000,000  22,000,000   23,000,000   22,000,000
                                       ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these unaudited condensed financial statements

                                    F4

                               TK ORIGINALS, INC.
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
            From Inception on June 25, 1996 through November 30, 2000

                                                                                                  Deficit
                                                                                                Accumulated
                                   Preferred Stock             Common Stock        Additional   During the
                              ------------------------- ------------------------     Paid-In    Development
                                 Shares       Amount       Shares       Amount       Capital       Stage
                              ------------ ------------ ------------ ------------  -----------  -----------
Balance at inception on
 June 25, 1996                         -   $        -            -   $        -    $       -    $       -

Issuance of common stock for
 services at $0.001 per share          -            -     22,000,000       22,000      (19,800)         -

Net loss from inception on
 June 25, 1996 through
 May 31, 1997                          -            -            -            -            -         (2,200)
                              ------------ ------------ ------------ ------------  -----------  -----------
Balance, May 31, 1997                  -            -     22,000,000       22,000      (19,800)      (2,200)

Net loss for the year ended
 May 31, 1998                          -            -            -            -            -         (2,200)
                              ------------ ------------ ------------ ------------  -----------  -----------
Balance, May 31, 1998                  -            -     22,000,000       22,000      (19,800)      (2,200)

Net loss for the year ended
 May 31, 1999                          -            -            -            -            -           (255)
                              ------------ ------------ ------------ ------------  -----------  -----------
Balance, May 31, 1999                  -            -     22,000,000       22,000      (19,800)      (2,455)

May 31, 2000:  issuance
 of common stock for
 assets at $0.002 per share            -            -      1,000,000        1,000        1,250           -

Net loss for the year ended
 May 31, 2000                          -            -            -            -            -        (12,292)
                              ------------ ------------ ------------ ------------  -----------  -----------
Balance, May 31, 2000                  -            -     23,000,000       23,000      (18,550)     (14,747)

Net loss for the six months
 ended November 30, 2000
 (unaudited)                           -            -            -            -            -         (6,121)
                              ------------ ------------ ------------ ------------  -----------  -----------
Balance, November 30, 2000
 (unaudited)                           -   $        -     23,000,000 $     23,000  $   (18,550) $   (20,868)
                              ============ ============ ============ ============  ===========  ===========

The accompanying notes are an integral part of these unaudited condensed financial statements

                                    F5

                               TK ORIGINALS, INC.
                         (A Development Stage Company)
                           Statements of Cash Flows
                                  (Unaudited)

                                                                                  From
                                                            For the           Inception on
                                                        Six Months Ended         June 25,
                                                          November 30,         1996 Through
                                                   --------------------------  November 30,
                                                       2000          1999          2000
                                                   ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                         $    (6,121)  $    (7,903)  $   (20,868)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Common stock issued for services                      --            --          2,200
     Depreciation expense                                  444           --            444
  Change in operating assets and liabilities:
     Decrease (increase) in inventory                   (1,666)          --         (1,666)
     Decrease (increase) in note receivable             (3,334)          --         (3,334)
     Increase (decrease) in accounts payable               --            --            --
     Increase (decrease) in accounts payable
       and accrued expenses                              1,167           333         2,167
                                                   ------------  ------------  ------------
        Net Cash Used by Operating Activities           (9,510)       (7,570)      (21,057)
                                                   ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment                                 (3,828)          --         (3,828)
                                                   ------------  ------------  ------------
        Net Cash Used by Investing Activities           (3,828)          --         (3,828)
                                                   ------------  ------------  ------------
CASH FLOWS FORM FINANCING ACTIVITIES

  Proceeds from note payable                            10,000        10,000        25,000
                                                   ------------  ------------  ------------
        Net Cash Provided by Financing Activities       10,000        10,000        25,000
                                                   ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH                         (3,338)        2,430           115

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                                  3,453         4,745           --
                                                   ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $       115   $     7,175   $       115
                                                   ============  ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid                                    $      --     $      --     $      --
  Income taxes paid                                $      --     $      --     $      --

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services                 $      --     $      --     $    2,200
  Common stock issued for assets                   $      --     $      --     $    2,250


The accompanying notes are an integral part of these unaudited condensed financial statements

                                    F6

                               TK ORIGINALS, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                       November 30, 2000 and May 31, 2000


NOTE 1 - NATURE OF ORGANIZATION

     The financial statements presented are those of TK Originals, Inc. (the Company). The Company was organized under the laws of the State of Nevada on June 25, 1996. Effective May 31, 2000, the Company's primary plan of operations is to design, manufacture and sell specialty children's clothing and accessories. Items are expected to include both formal and informal shirts, pants, blouses and jackets for infants and children up to approximately size eight. Accessories are expected to include, among other things crib sheets, quilts, diaper stacks, bumper pads, bibs and plush toys for infants.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  Accounting Method

     The financial statements are prepared using the accrual method of accounting. The Company has elected a May 31 year end.

     b.  Provision for Taxes

     At November 30, 2000, the Company has net operating loss carryforwards of approximately $20,868 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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








                                    F7

                               TK ORIGINALS, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                       November 30, 2000 and May 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     e.  Basic Loss Per Share

     The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

                                                  For the Six Months Ended
                                                        November 30,
                                                ----------------------------
                                                     2000           1999
                                                -------------  -------------
      Numerator - loss                          $     (6,121)  $     (7,903)
      Denominator - weighted average number of
       shares outstanding                         23,000,000     22,000,000
                                                -------------  -------------

      Loss per share                            $      (0.00)  $      (0.00)
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

                                    F8

                               TK ORIGINALS, INC.
                          (A Development Stage Company)
                       Notes to the Financial Statements
                       November 30, 2000 and May 31, 2000


NOTE 4 - FORWARD STOCK SPLITS

     On March 10, 1999, the Company approved a 100-for-1 forward stock split and on January 1, 2000, the Company approved a 10-for-1 forward stock split. The forward stock splits are reflected on a retroactive basis.

NOTE 5 - NOTES PAYABLE

     As of November 30, 2000, the Company owed a related party $5,000, $10,000 and $10,000. The notes are due in full on March 31, 2001, January 1, 2001 and June 30, 2001, respectively, and will accrue interest at 10% per annum. The notes are unsecured.

NOTE 6 - FIXED ASSETS

     On May 31, 2000, the Company issued 1,000,000 shares of common stock for fixed assets valued at $2,250. The fixed assets will be depreciated over a seven-year life using the straight-line method of depreciation.

      Fixed assets consist of the following:

                                                 November 30,     May 31,
                                                    2000           2000
                                                -------------  -------------
                                                 (Unaudited)
      Equipment                                 $      6,078   $      2,250

      Less: accumulated depreciation                    (444)           --
                                                -------------  -------------
                                                $      5,634   $      2,250
                                                =============  =============

NOTE 7 - NOTE RECEIVABLE - RELATED PARTY

     The Company loaned a shareholder $3,334. It is due on demand and does not bear interest.







                                    F9

---------------------------------------------------------------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------------------

Results of Operations

        ***************************************************************
              Six Month Periods Ended November 30, 2000 and 1999
             Three Month Periods Ended November 30, 2000 and 1999
         and from Inception on June 25, 1996 through November 30, 2000
        ***************************************************************

     General and administrative expenses for the above mentioned periods consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs and advertising. These expenses were $4,532 for the six month period ended November 30, 2000 as compared to $7,570 for the same period in 1999, $672 for the three month period ended November 30, 2000 as compared to $4,620 for the same period in 1999, and $18,279 from Inception on June 25, 1996 through November 30, 2000. The Company incurred additional expenses during the six and three month periods ended November 30, 2000 because the Company had implemented a new business plan and additional general and administrative expenses were incurred.

     Interest expense in the six month periods ended November 30, 2000 and 1999, in the three month periods ended November 30, 2000 and 1999 and from Inception on June 25, 1996 through November 30, 2000 was $1,167, $333, $625, $125 and $2,167 respectively. Interest expense is on three separate notes payable to a third party in the principal amounts of $5,000, $10,000 and $10,000 due March 31, 2001, January 1, 2001 and June 30, 2001, respectively.

     As a result of the foregoing factors, the Company realized a net loss of $6,121 for the six months ended November 30, 2000 as compared to $7,903 for the same period in 1999. The Company realized a net loss of $1,525 for the three months ended November 30, 2000 as compared to $4,745 for the same period in 1999. The Company realized a net loss of $20,868 for the period from Inception on June 25, 1996 through November 30, 2000.

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

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has had no revenues. At November 30, 2000, the Company had current assets of $5,115 and current liabilities of $27,167 for a working capital deficit of $22,052. The Company had cash in the amount of $115. All cash raised by the Company to date has come from three loans to the Company by a third party, which bear interest at the rate of 10% per annum. At November 30, 2000, three notes payable were outstanding in the amounts of $5,000, $10,000 and $10,000 due March 31, 2001, January 1, 2001 and June 30, 2001, respectively. The funds were loaned to the Company to fund its revival, to finance it in becoming a reporting company under the Securities Exchange Act of 1934 and to pay general administrative expenses.

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

     During the Company's second quarter ending November 30, 2000, the Company engaged in minor operation related to its new business plan of designing, manufacturing and marketing children's clothing products. However, most of the activities in this period were still developmental, including acquiring inventory, placing ads, preparing designs and introducing the Company to prospective customers. Only $44 in revenues were earned by the Company during this period.

     The Company has continued to incur losses and has incurred operating expenses since inception through the period ended November 30, 2000 of $20,890. Of this amount, interest expense amounted to $2,167, general and administrative expenses amounted to $18,279 and depreciation expenses amounted to $444. The net loss on operations for the six month period ended November 30, 2000 was $1,167. Such losses will continue unless revenues and business can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

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

     Management does not expect any significant sales for the remainder of the year. However, management believes that with limited sales and what the Company currently has in cash, the Company has sufficient cash to meet the anticipated needs of the Company's operations through the next fiscal quarter. The Company is forecasting that its expenses are less then $1,000 per month. However, there can be no assurances that expenses will not increase and become greater then its cash flow, as the Company has no revenues through the date of this report. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

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

     Not Applicable.


---------------------------------------------------------------------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
---------------------------------------------------------------------------

     Not Applicable.


---------------------------------------------------------------------------
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------------------

     Not Applicable.


---------------------------------------------------------------------------
ITEM 5.   OTHER INFORMATION
---------------------------------------------------------------------------

     Not Applicable.

---------------------------------------------------------------------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

(a)  Exhibits.  Exhibits required to be attached by Item 601 of Regulation
     S-B are listed in the Index to Exhibits beginning on page 18 of this Form 10-QSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.


---------------------------------------------------------------------------
SIGNATURES
---------------------------------------------------------------------------


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized, this 6th day of February, 2001.

                                 TK Originals, Inc.


                                  /S/  TRACY HERNANDEZ
                                 -------------------------------------
                                 Tracy Hernandez, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Date:   February 6, 2001.


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

3(ii)      **       Bylaws of the Company.

10(a)      ***      Promissory Note dated April 1, 1999 executed by the
                    Company.

10(b)      ***      Promissory Note dated January 1, 2000 executed by the
                    Company.

10(c)(i)   *****    Promissory Note dated June 15, 2000 executed by the
                    Company.

10(c)(ii)  ******   Amended June 15, 2000 Promissory Note executed by the
                    Company, containing a date of July 1, 2000.

10(d)      *****    Stock Option dated May 31, 2000 between Kari
                    Cunningham and Tracy Hernandez.

27         *        Financial Data Schedule for the fiscal year ended May
                    31, 2000.


****** The listed exhibits are incorporated herein by this reference to the Quarterly Report on Form 10-QSB for the quarter ended August 31, 2000, filed by the Company with the Securities and Exchange Commission on October 20, 2000.

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