Form 10QSB
period 2001-02-28
TK ORIGINALS INC
filed 2001-04-20
CIK 1090099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2001.

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
                                             ----------------

                               Not Applicable
           ---------------------------------------------------------
         (Address of Previous Principal Executive Offices and Zip Code)

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     State of number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     The number of shares outstanding of the Company's common stock ($0.001 par value), as of February 28, 2001 was 23,000,000 shares.

                                   Total of Sequentially Numbered Pages:  16
                                              Index to Exhibits on Page:  16

                             TABLE OF CONTENTS
                            -------------------



                                   PART I


ITEM 1.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . 3


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . .11



                                   PART II


ITEM 1.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .14


ITEM 2.   CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . .14


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . .14


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .14


ITEM 5.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .14


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . .14


     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                                   PART I


---------------------------------------------------------------------------
ITEM 1.   FINANCIAL STATEMENTS
---------------------------------------------------------------------------

     The Company's unaudited financial statements, which are attached as pages 4 through 10, include:


-    Unaudited Condensed Balance Sheets, February 28, 2001 and May 31, 2000

- Unaudited Condensed Statements of Operations, for the three and nine months ended February 28, 2001 and 2000 and from inception on June 25, 1996 through February 28, 2001

- Unaudited Condensed Statements of Cash Flows, for the nine months ended February 28, 2001 and 2000 and from inception on June 25, 1996 through February 28, 2001

-    Notes to Unaudited Condensed Financial Statements



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











                 [THIS SPACE WAS INTENTIONALLY LEFT BLANK]

                              TK ORIGINALS, INC.
                        (A Development Stage Company)

                             FINANCIAL STATEMENTS
                                 (Unaudited)
                      February 28, 2001 and May 31, 2000

                               TK ORIGINALS, INC.
                         (A Development Stage Company)

                                 Balance Sheets
                                    ASSETS
                                   --------
                                                   February 28,    May 31,
                                                      2001          2000
                                                   -----------   -----------
                                                   (Unaudited)    (Audited)
CURRENT ASSETS

  Cash                                             $        15   $     3,453
  Inventory                                              1,666           --
  Note receivable - related party                        3,269           --
                                                   -----------   -----------
   Total Current Assets                                  4,950         3,453
                                                   -----------   -----------
FIXED ASSETS                                             5,384         2,250
                                                   -----------   -----------
   TOTAL ASSETS                                    $    10,334   $     5,703
                                                   ===========   ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                    --------------------------------------
CURRENT LIABILITIES

  Accounts Payable                                 $     1,751   $       --
  Accrued Interest                                       2,792         1,000
  Accrued Rent                                             200           --
  Accrued Salaries                                       2,000           --
  Notes Payable                                         25,000        15,000
                                                   -----------   -----------
   Total Current Liabilities                            31,742        16,000
                                                   -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock, $0.001 par value:
  5,000,000 shares authorized, -0- shares
  issued and outstanding                                   --            --
 Common stock, $0.001 par value,
  250,000,000 shares authorized, 23,000,000
  shares issued and outstanding                         23,000        23,000
 Additional paid-in capital                            (18,550)      (18,550)
 Deficit accumulated during the development stage      (25,858)      (14,747)
                                                   -----------   -----------
  Total Stockholders' Equity (Deficit)                 (21,408)      (10,297)
                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                         $    10,334   $     5,703
                                                   ===========   ===========

Note: The Balance Sheet of May 31, 2000, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements

                               TK ORIGINALS, INC.
                         (A Development Stage Company)
                           Statements of Operations
                                  (Unaudited)
                                             For the Three            For the Nine          From Inception
                                             Months Ended             Months Ended           on June 25,
                                             February 28,             February 28,          1996 Through
                                       ------------------------  ------------------------    February 28,
                                          2001         2000         2001         2000            2001
                                       -----------  -----------  -----------  -----------  ----------------
NET SALES:                             $      --    $      --    $      44    $      --    $           44
                                       -----------  -----------  -----------  -----------  ----------------
COST OF SALES:                         $      --    $      --    $      23    $      --    $           23
                                       -----------  -----------  -----------  -----------  ----------------
GROSS MARGIN:                          $      --    $      --    $      21    $      --    $           21
                                       -----------  -----------  -----------  -----------  ----------------
EXPENSES:
  General and administrative               1,916        3,326        6,447       10,896            20,194
  Depreciation expense                       249           --          693           --               693
  Rental expense                             200           --          200           --               200
  Salary expense                           2,000           --        2,000           --             2,000
                                       -----------  -----------  -----------  -----------  ----------------
     Total Expenses                        4,365        3,326        9,341       10,896            23,088
                                       -----------  -----------  -----------  -----------  ----------------
LOSS FROM OPERATIONS                      (4,365)      (3,326)      (9,320)     (10,896)          (23,067)
                                       -----------  -----------  -----------  -----------  ----------------
OTHER (EXPENSE):
  Interest expense                          (625)        (292)      (1,792)        (625)           (2,792)
                                       -----------  -----------  -----------  -----------  ----------------
     Total Other (Expense)                  (625)        (292)      (1,792)        (625)           (2,792)
                                       -----------  -----------  -----------  -----------  ----------------
NET LOSS                               $  (4,990)   $  (3,618)   $ (11,111)   $ (11,521)   $      (25,858)
                                       ===========  ===========  ===========  ===========  ================
BASIC LOSS PER SHARE                   $    (.00)   $    (.00)   $    (.00)   $    (.00)   $         (.00)
                                       ===========  ===========  ===========  ===========  ================
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                  23,000,000  22,000,000   23,000,000   22,000,000
                                       ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these unaudited condensed financial statements

                               TK ORIGINALS, INC.
                         (A Development Stage Company)
                           Statements of Cash Flows
                                  (Unaudited)
                                                                                  From
                                                            For the            Inception on
                                                        Nine Months Ended        June 25,
                                                          February 28,         1996 Through
                                                   --------------------------  February 28
                                                       2001          2000          2001
                                                   ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                         $   (11,111)  $   (11,521)  $   (25,858)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Common stock issued for services                      --            --          2,200
     Depreciation expense                                  693           --            693
  Change in operating assets and liabilities:
     Decrease (increase) in inventory                   (1,666)          --         (1,666)
     Decrease (increase) in note receivable             (3,269)          --         (3,269)
     Increase (decrease) in accounts payable             1,751           --          1,751
     Increase (decrease) in accrued expenses             3,992           625         4,992
                                                   ------------  ------------  ------------
        Net Cash Used by Operating Activities           (9,610)      (10,896)      (21,157)
                                                   ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment                                 (3,828)          --         (3,828)
                                                   ------------  ------------  ------------
        Net Cash Used by Investing Activities           (3,828)          --         (3,828)
                                                   ------------  ------------  ------------
CASH FLOWS FORM FINANCING ACTIVITIES

  Proceeds from note payable                            10,000        10,000        25,000
                                                   ------------  ------------  ------------
        Net Cash Provided by Financing Activities       10,000        10,000        25,000
                                                   ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH                         (3,438)         (896)           15

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                                  3,453         4,745           --
                                                   ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $        15   $     3,849   $        15
                                                   ============  ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid                                    $      --     $      --     $      --
  Income taxes paid                                $      --     $      --     $      --

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services                 $      --     $      --     $    2,200
  Common stock issued for assets                   $      --     $      --     $    2,250


The accompanying notes are an integral part of these unaudited condensed financial statements

                               TK ORIGINALS, INC.
                         (A Development Stage Company)

               Notes to Unaudited Condensed Financial Statements
                       February 28, 2001 and May 31, 2000


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

     b.  Provision for Taxes

     At February 28, 2001, the Company has net operating loss carryforwards of approximately $25,500 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                               TK ORIGINALS, INC.
                         (A Development Stage Company)

               Notes to Unaudited Condensed Financial Statements
                       February 28, 2001 and May 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     e.  Basic Loss Per Share

     The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.
                                                 For the Nine Months Ended
                                                       February 28,
                                                ----------------------------
                                                     2001           2000
                                                -------------  -------------
      Numerator - loss                          $    (11,111)  $    (11,521)
      Denominator - weighted average number of
       shares outstanding                         23,000,000     22,000,000
                                                -------------  -------------

      Loss per share                            $      (0.00)  $      (0.00)
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

     In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management intends to develop revenues through the sale of children's clothing and raising additional capital through sales of common stock, the proceeds of which would be used to pay operating costs of the Company. Until that happens, management's plans to continue as a going concern. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

                               TK ORIGINALS, INC.
                         (A Development Stage Company)

               Notes to Unaudited Condensed Financial Statements
                       February 28, 2001 and May 31, 2000


NOTE 3 - GOING CONCERN (Continued)

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

NOTE 4 - FORWARD STOCK SPLITS

     On March 10, 1999, the Company approved a 100-for-1 forward stock split and on January 10, 2000, the Company approved a 10-for-1 forward stock split. The forward stock splits are reflected on a retroactive basis.

NOTE 5 - NOTES PAYABLE

     As of February 28, 2001, the Company owed a third party $5,000, $10,000 and $10,000, respectively. The first two notes, in the amounts of $5,000 and $10,000, are due upon demand and will accrue interest at 10% per annum. The third note in the amount of $10,000 including any accrued interest is due in full on June 30, 2001. The notes are unsecured.

NOTE 6 - FIXED ASSETS

     On May 31, 2000, the Company issued 1,000,000 shares of common stock for fixed assets valued at $2,250. The fixed assets will be depreciated over a seven-year life using the straight-line method of depreciation.

      Fixed assets consist of the following:
                                                 February 28,     May 31,
                                                    2001           2000
                                                -------------  -------------
                                                 (Unaudited)
      Equipment                                 $      6,078   $      2,250

      Less: accumulated depreciation                    (693)           --
                                                -------------  -------------
                                                $      5,384   $      2,250
                                                =============  =============

NOTE 7 - NOTE RECEIVABLE - RELATED PARTY

     The Company loaned a shareholder $3,269. It is due on demand and does not bear interest.

NOTE 8 - RENTAL AND SALARY EXPENSES

     Beginning January 2001, the Company is accruing $100 per month in rental expenses, which includes all basic utilities. Additionally, the Company is accruing $1,000 per month in salary expenses to its sole/officer/director.

---------------------------------------------------------------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------------------


Results of Operations

        ***************************************************************
              Nine Month Periods Ended February 28, 2001 and 2000
             Three Month Periods Ended February 28, 2001 and 2000
         and from Inception on June 25, 1996 through February 28, 2001
        ***************************************************************

     General and administrative expenses for the above mentioned periods consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs and advertising. These expenses were $6,447 for the nine month period ended February 28, 2001 as compared to $10,896 for the same period in 2000, $1,916 for the three month period ended February 28, 2001 as compared to $3,326 for the same period in 2000, and $20,194 from Inception on June 25, 1996 through February 28, 2001. The Company incurred additional expenses during the nine and three month periods ended February 28, 2001 because the Company had implemented a new business plan and additional general and administrative expenses were incurred.

     Interest expense in the nine month periods ended February 28, 2001 and 2000, in the three month periods ended February 28, 2001 and 2000 and from Inception on June 25, 1996 through February 28, 2001 was $1,792, $625, $625, $292 and $2,792 respectively. Interest expense is on three separate notes payable to a third party in the principal amounts of $5,000, $10,000 and $10,000, respectively. The first two notes, in the amounts of $5,000 and $10,000, are due upon demand and will accrue interest at 10% per annum. The third note in the amount of $10,000 including any accrued interest is due in full on June 30, 2001. The notes are unsecured.

     As a result of the foregoing factors, the Company realized a net loss of $11,111 for the nine months ended February 28, 2001 as compared to $11,521 for the same period in 2000. The Company realized a net loss of $4,990 for the three months ended February 28, 2001 as compared to $3,618 for the same period in 2000. The Company realized a net loss of $2,792 for the period from Inception on June 25, 1996 through February 28, 2001.

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

     For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, expenses associated with registration under the Securities Exchange Act of 1934, as amended, and expenses associated with its plan of operations, as described herein.


Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has had minimal revenues. At February 28, 2001, the Company had current assets of $4,950 and current liabilities of $31,742 for a working capital deficit of $26,792. The Company had cash in the amount of $15. All cash held by the Company to date has come from three loans to the Company by a third party. These notes payable were outstanding in the amounts of $5,000, $10,000 and $10,000, respectively. As mentioned, the first two notes are due upon demand and accrue interest at 10% per annum. The third note including any accrued interest is due in full on June 30, 2001. The funds were loaned to the Company to fund its revival, to finance it in becoming a reporting company under the Securities Exchange Act of 1934 and to pay general administrative expenses.

     During the period from Inception through the Company's year end May 31, 2000, the Company engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were earned by the Company during this period.

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

     During the Company's second quarter ending November 30, 2000, the Company engaged in minor operations related to its new business plan of designing, manufacturing and marketing children's clothing products. However, most of the activities in this period were still developmental, including acquiring inventory, placing ads, preparing designs and introducing the Company to prospective customers. Only $44 in revenues were earned by the Company during this period.

     During the Company's third quarter ending February 28, 2001, the Company engaged in the same operations. No revenues were earned by the Company during this period. Beginning January 2001, the Company has chosen to pay the Company's sole officer/director/employee a salary of $1,000 per month, a rental expense of $100 per month, which includes all basic utilities. These expenses shall accrue until such time as the Company has what management decides is adequate resources to pay these expenses. Additionally, as the Company grows, it will have to pay for these services from independent parties.

     The Company has continued to incur losses and has incurred operating expenses since inception through the period ended February 28, 2001 of $25,879. Of this amount, interest expense amounted to $2,792, general and administrative expenses amounted to $20,194, depreciation expenses amounted to $693, rental expenses amounted to $200 and salary expenses amounted to $2,000. The net loss on operations for the nine month period ended February 28, 2001 was $11,111. Such losses will continue unless revenues and business can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

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

     Through December 2000, the Company did not allocate any charges for rent. Beginning January 2001, the Company has chosen to accrue an expense of $100 per month for rent, which includes all basic utilities. The Company will continue to maintain operations at this location until management believes that the Company's revenues and financial resources justify a move to an alternative location. If such a move is required, the Company believes that there is an adequate supply of office/warehouse/retail space in Salt Lake County, Utah meeting the Company's anticipated needs for the foreseeable future. Initially, the Company expects that it will lease rather then purchase such property in order to allocate its resources specifically to its operations.

     Also beginning January 2001, the Company has chosen to pay the Company's sole officer/director/employee a salary of $1,000 per month. This expense shall also accrue until such time as the Company has what management decides is adequate resources to pay the expense.

     The Company may attempt to employ additional personnel if it is able to generate revenues or obtain additional financing. The Company expects to hire several additional personnel in manufacturing and marketing during the next 12 months. However, there is no assurance that the services of such persons will be available or that they can be obtained upon terms acceptable to the Company.

     Management does not expect any significant sales for the remainder of the year. Further, management believes that with limited sales and what the Company currently has in cash, the Company may not have sufficient cash to meet the anticipated needs of the Company's operations through the next fiscal quarter. The Company is forecasting that its expenses are less then $1,000 per month. However, there can be no assurances that expenses will not increase and become greater then its cash flow, as the Company had only $44 in revenues through February 28, 2001. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

     No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

     Irrespective of whether the Company's cash assets prove to be adequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

     For more information about the Company's Plan of Operations, see the Company's Annual Report on Form 10-KSB filed with the U. S. Securities and Exchange Commission for the fiscal year ending May 31, 2000.


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

     Not Applicable.


---------------------------------------------------------------------------
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------------------

     Not Applicable.


---------------------------------------------------------------------------
ITEM 5.   OTHER INFORMATION
---------------------------------------------------------------------------

     Beginning January 2001, the Company has chosen to pay the sole officer/director/employee of the Company a salary of $1,000 per month and a rental expense of $100 per month, which includes all basic utilities. These expenses shall accrue until such time as the Company has what management decides is adequate resources to pay these expenses. Additionally, as the Company grows, it will have to pay for these services from independent parties.


---------------------------------------------------------------------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

(a)  Exhibits.  Exhibits required to be attached by Item 601 of Regulation
     S-B are listed in the Index to Exhibits beginning on page 16 of this Form 10-QSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

---------------------------------------------------------------------------
SIGNATURES
---------------------------------------------------------------------------


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized


Dated:  04/20/2001
       ---------------------
                                 TK ORIGINALS, INC.


                                   /S/ TRACY HERNANDEZ
                                 -------------------------------------
                                 Tracy Hernandez, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Dated:  04/20/2001
       ---------------------


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

3(i)(a)    *        Articles of Incorporation of the Company, filed with
                    the State of Nevada on June 25, 1996.

3(i)(b)    *        Certificate of Amendment of Articles of Incorporation,
                    filed with the State of Nevada on April 26, 1999.

3(i)(c)    *        Certificate of Amendment of Articles of Incorporation,
                    filed with the State of Nevada on August 19, 1999.

3(i)(d)    **       Certificate of Amendment of Articles of Incorporation,
                    filed with the State of Nevada on January 10, 2000.

3(i)(e)    ****     Certificate of Amendment of Articles of Incorporation,
                    filed with the State of Nevada on July 25, 2000, but effective August 14, 2000.

3(ii)      *        Bylaws of the Company.

10(a)      **       Promissory Note dated April 1, 1999 executed by the
                    Company.

10(b)      **       Promissory Note dated January 1, 2000 executed by the
                    Company.

10(c)(i)   ****     Promissory Note dated June 15, 2000 executed by the
                    Company.

10(c)(ii)  *****    Amended June 15, 2000 Promissory Note executed by the
                    Company, containing a date of July 1, 2000.

10(d)      ****     Stock Option dated May 31, 2000 between Kari
                    Cunningham and Tracy Hernandez.


***** The listed exhibits are incorporated herein by this reference to the Quarterly Report on Form 10-QSB for the quarter ended August 31, 2000, filed by the Company with the Securities and Exchange Commission on October 20, 2000.

**** The listed exhibits are incorporated herein by this reference to the Annual Report on Form 10-KSB for the year ended May 31, 2000, filed by the Company with the Securities and Exchange Commission on August 28, 2000.

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

* The listed exhibits are incorporated herein by this reference to the Registration Statement on Form 10-SB, filed by the Company with the Securities and Exchange Commission on August 6, 1999.
                                                                        16